Form 10-Q
period 1999-09-30
AMERICAN FINANCIAL HOLDINGS INC
filed 1999-11-26
CIK 1095862

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _____________ to _____________.

                       Commission File Number 000-27399

                       American Financial Holdings, Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                                     06-1555700
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)


         102 West Main Street
       New Britain, Connecticut                        06051
(Address of principal executive offices)             (Zip code)

                                (860) 832-4000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               Yes [ ]                                              No [X]*


                     Common Stock Par Value $.01 Per Share
                   -0- Outstanding (as of November 19, 1999)


* American Financial Holdings, Inc. is the proposed holding company for American Savings Bank which is in the process of converting from a mutual savings bank to a capital stock savings bank. As of the filing date of this report, the conversion has not yet been consummated.

                                     Index
                                     -----




Part I. Item 1. Financial Information (unaudited)                          Page

A. Consolidated Balance Sheets as of September 30, 1999 and
     December 31, 1998                                                      1

B. Consolidated Statements of Income for the Three and Nine
     Months Ended September 30, 1999 and September 30,1998                  2

C. Consolidated Statements of Cash Flows of the Nine Months
     Ended September 30, 1999 and September 30, 1998                        3

D. Notes to Consolidated Financial Statements                               4


Part I. Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7

Part I. Item 3. Quantitative and Qualitative Disclosure about Market Risk   13

Part II. Other Information                                                  18

Signatures                                                                  19

Exhibit                                                                     20

AMERICAN SAVINGS BANK
Consolidated Balance Sheets (unaudited)
(In thousands)

                                                                      September 30,   December 31,
                               Assets                                       1999          1998
                                                                        ----------    ---------
Cash and due from banks:
    Noninterest bearing                                                 $   20,853       20,119
    Interest bearing                                                         5,001        5,003
                                                                        ----------    ---------
                                                                            25,854       25,122

Federal funds sold                                                              --       30,700
Investment securities available for sale (note 2)                          374,973      417,673
Mortgagebacked securities available for sale (note 2)                      263,496      172,855
Loans, less allowance for loan losses of $8,507 at September 30, 1999
    and $7,626 at December 31, 1998                                      1,004,674      907,254
Real estate owned                                                              341          720
Accrued interest and dividends receivable                                   12,799       11,260
Federal Home Loan Bank stock                                                11,761        9,397
Bank premises and equipment, net                                            13,860       12,883
Other assets                                                                 2,702        2,586
                                                                        ----------    ---------
                                                                        $1,710,460    1,590,450
                                                                        ==========    =========

                       Liabilities and Equity
Deposits                                                                $1,135,751    1,143,754
Mortgagors escrow deposits                                                   4,417       10,653
Advances from Federal Home Loan Bank                                       234,744      120,244
Securities sold under agreements to repurchase (note 3)                     20,933          ---
Deferred income tax liability                                               20,381       26,831
Accrued interest payable on deposits                                           548          661
Other liabilities                                                            7,693        7,323
                                                                        ----------    ---------
                                                                         1,424,467    1,309,466

Equity:
    Undivided profits                                                      256,688      241,224
    Accumulated other comprehensive income                                  29,305       39,760
                                                                        ----------    ---------
                                                                           285,993      280,984
                                                                        ----------    ---------
                                                                        $1,710,460    1,590,450
                                                                        ==========    =========


See accompanying notes to consolidated financial statements.

AMERICAN SAVINGS BANK
Consolidated Statements of Income (unaudited)
(In thousands)


                                                             For the three months            For the nine months
                                                             ended September 30,             ended September 30,
                                                             --------------------            -------------------
                                                                 1999       1998                 1999      1998
                                                               ------     ------               ------    ------
Interest and dividend income:
    Real estate mortgage loans                                 $12,448    11,890               35,685    35,015
    Consumer loans                                               5,378     5,022               15,676    14,733
    Mortgagebacked securities                                    3,600     2,130                9,489     6,850
    Federal funds sold                                              70       482                  957     1,121
    Investment securities:
      Interest                                                   4,249     4,729               12,523    15,103
      Dividends                                                    484       461                1,648     1,387
                                                             ---------  --------              -------    ------
        Total interest and dividend income                      26,229    24,714               75,978    74,209
                                                             ---------  --------              -------    ------

Interest expense:
    Deposits                                                    11,294    12,259               34,493    36,585
    Federal Home Loan Bank advances                              2,517     1,282                6,144     3,803
    Repurchase agreements                                          161       ---                  161       ---
                                                             ---------  --------              -------    ------
        Total interest expense                                  13,972    13,541               40,798    40,388
                                                             ---------  --------              -------    ------

        Net interest income before provision for loan losses    12,257    11,173               35,180    33,821

Provision for loan losses                                          540       600                1,480     1,800
                                                             ---------  --------              -------    ------
        Net interest income after provision for loan losses     11,717    10,573               33,700    32,021
                                                             ---------  --------              -------    ------
Noninterest income:
    Service charges and fees                                     1,219     1,102                3,474     2,929
    Gain on sale of investment securities
      available for sale                                           207       371                5,431     2,514
    Gain on contribution of investment securities
      available for sale                                           ---       ---                  ---     3,547
    Net gain on sale of loans                                        2         5                   57         8
    Other                                                          120        98                  326       373
                                                             ---------  --------              -------    ------
        Total noninterest income                                 1,548     1,576                9,288     9,371
                                                             ---------  --------              -------    ------
Noninterest expense:
    Salaries and employee benefits                               3,682     2,749               10,476     8,847
    Occupancy expense                                              588       494                1,753     1,490
    Furniture and fixture expense                                  415       348                1,225     1,119
    Charitable contributions                                       238       649                  688     3,419
    Advertising                                                    280       505                  931     1,070
    Deposit insurance expense                                       33        33                  100       101
    Real estate owned expenses, net                                  4       (55)                  75        34
    Other                                                        1,377     1,227                4,003     3,769
                                                             ---------  --------              -------    ------
        Total noninterest expense                                6,617     5,950               19,251    19,849
                                                             ---------  --------              -------    ------
        Income before income taxes                               6,648     6,199               23,737    21,543

Income taxes                                                     2,642     2,351                8,273     6,876
                                                             ---------  --------              -------    ------
        Net income                                             $ 4,006     3,848               15,464    14,667
                                                             =========  ========              =======    ======


See accompanying notes to consolidated financial statements.

AMERICAN SAVINGS BANK
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                              For the nine months ended
                                                                                    September 30,
                                                                             --------------------------
                                                                                 1999           1998
                                                                             ------------   -----------
Operating activities:
   Net income                                                                   $  15,464       14,667
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                   1,480        1,800
        Depreciation and amortization of bank premises and equipment                1,437        1,276
        Amortization of premiums                                                      544        1,685
        (Increase) decrease in accrued interest and dividends receivable           (1,539)         172
        Gain on sale/contribution of investment securities available for sale      (5,431)      (6,061)
        Deferred income tax expense (benefit)                                         827       (1,219)
        (Increase) decrease in other assets                                          (116)         367
        Increase (decrease) in other liabilities                                      257         (135)
        Loans originated for sale                                                 (10,442)     (10,106)
        Sale of loans originated for sale                                          10,496       10,114
        Increase in net deferred loan origination costs                            (1,560)        (407)
        Net gain on sale of loans                                                     (57)          (8)
        Net gain on disposition of real estate owned                                 (301)        (445)
                                                                             ------------   ------------
          Net cash provided by operating activities                                11,059       11,700
                                                                             ------------   ------------
Investing activities:
   Principal paydowns on mortgagebacked securities                                 40,288       29,914
   Investment and mortgagebacked securities available for sale:
     Purchases                                                                   (356,371)    (225,241)
     Proceeds from sales                                                            8,069        5,598
     Proceeds from maturities                                                     247,867      266,515
   Purchases of Federal Home Loan Bank stock                                       (2,364)         ---
   Net increase in loans                                                          (99,627)     (65,328)
   Net purchases of bank premises and equipment                                    (2,413)      (3,368)
   Proceeds from the sales of real estate owned                                     2,330        2,587
                                                                             ------------   ----------
       Net cash (used) provided by investing activities                          (162,221)      10,677
                                                                             ------------   ----------
Financing activities:
   Increase in demand deposits, regular savings, NOW and money
     market accounts                                                               13,075       11,250
   Decrease in certificates of deposit, retirement accounts,
     and IRA passbook accounts                                                    (21,078)      (1,460)
   Decrease  in mortgagors' escrow deposits                                        (6,236)      (7,078)
   Advances from the Federal Home Loan Bank                                       114,500          ---
   Proceeds from securities repurchase agreements                                  24,753          ---
   Repayments under securities repurchase agreements                               (3,820)         ---
                                                                             ------------   ----------
       Net cash provided by financing activities                                  121,194        2,712
                                                                             ------------   ----------
(Decrease) increase in cash and cash equivalents                                  (29,968)      25,089

Cash and cash equivalents at beginning of period                                   55,822       40,070
                                                                             ------------   ----------
Cash and cash equivalents at end of period                                      $  25,854       65,159
                                                                             ============   ==========
Supplemental information:
   Cash paid during the period:
     Interest on deposits and borrowings                                        $  40,911       40,429
     Income taxes                                                                   6,425        5,590
   Transfers of loans to real estate owned                                          1,650        2,603
   Contribution of securities to charitable foundation                                ---        3,632



See accompanying notes to consolidated financial statements.

                             AMERICAN SAVINGS BANK

                  Notes to Consolidated Financial Statements

                                  (Unaudited)



(1)  Basis of Financial Statement Presentation

     On May 24, 1999, the Board of Directors of American Savings Bank (the Bank or American Savings) adopted a Plan of Conversion pursuant to which the Bank will convert from a state-chartered mutual savings bank to a state-chartered stock bank to be held as a wholly owned subsidiary of American Financial Holdings, Inc. (American Financial). Shares of common stock of American Financial will be offered in a subscription offering and community offering. As of the filing date of this quarterly report on Form 10-Q, the conversion has not yet been consummated. (Note 5).

     The consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the bank and notes thereto included in American Financial's registration statement filed on Form S-1. The financial statements include the accounts of the Bank and its subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. American Financial, which has engaged only in organizational activities to date, has no significant assets, contingent or other liabilities, revenues or expenses. All significant intercompany transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

     All adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary for fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for interim periods are not necessarily indicative of the results which may be expected for another interim period or a full year.

                             AMERICAN SAVINGS BANK

                  Notes to Consolidated Financial Statements

                                  (Unaudited)


(2) Investment and Mortgage-Backed Securities

    The Bank classified all investment and mortgage-backed securities as available for sale as of September 30, 1999 and December 31, 1998. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment and mortgage-backed securities at September 30, 1999 and December 31, 1998 are as follows (in thousands):

                                                                             September 30, 1999
                                              -------------------------------------------------------------------------------
                                                                             Gross               Gross
                                                       Amortized          Unrealized           Unrealized           Fair
                                                         Cost                Gains               Losses             Value
                                                   ---------------     ---------------     ---------------      -------------
Available for sale
------------------
Investments:
    U.S. Treasury Notes                         $            5,039                 244                  --              5,283
    U.S. Government Agencies                                55,474                  --                (480)            54,994
    Corporate bonds and notes                              225,325                  65              (2,030)           223,360
    Other bonds and notes                                   21,046                  28                (129)            20,945
    Marketable equity securities                            13,145              57,544                (298)            70,391
                                                   ---------------     ---------------     ---------------      -------------

                                                           320,029              57,881              (2,937)           374,973
                                                   ---------------     ---------------     ---------------      -------------
Mortgage-backed securities:
    Freddie Mac                                            188,971                 338              (3,318)           185,991
    Fannie Mae                                              78,502                 151              (1,148)            77,505
                                                   ---------------     ---------------     ---------------      -------------

                                                           267,473                 489              (4,466)           263,496
                                                   ---------------     ---------------     ---------------      -------------

        Total available for sale                $          587,502              58,370              (7,403)           638,469
                                                   ===============     ===============     ===============      =============

                                                                               December 31, 1998
                                              ---------------------------------------------------------------------------------
                                                                               Gross               Gross
                                                         Amortized          Unrealized           Unrealized            Fair
                                                           Cost                Gains               Losses              Value
                                                    ----------------     ---------------     ---------------      -------------
Available for sale
------------------
Investments:
    U.S. Treasury Notes                         $             27,048                 632                  --             27,680
    U.S. Government Agencies                                  78,025                 129                  --             78,154
    Corporate bonds and notes                                138,258                 467                  --            138,725
    Other bonds and notes                                     55,633                 373                (323)            55,683
    Marketable equity securities                              12,027              65,599                (195)            77,431
    Auction market preferred stocks                           40,000                  --                  --             40,000
                                                    ----------------     ---------------     ---------------      -------------

                                                             350,991              67,200                (518)           417,673
                                                    ----------------     ---------------     ---------------      -------------
Mortgage-backed securities:
    Freddie Mac                                              132,294               2,129                 (17)           134,406
    Fannie Mae                                                38,096                 353                  --             38,449
                                                    ----------------     ---------------     ---------------      -------------

                                                             170,390               2,482                 (17)           172,855
                                                    ----------------     ---------------     ---------------      -------------

        Total available for sale                $            521,381              69,682                (535)           590,528
                                                    ================     ===============     ===============      =============

                             AMERICAN SAVINGS BANK

                  Notes to Consolidated Financial Statements

                                  (Unaudited)


(3)  Securities Sold Under Agreements to Repurchase

     In securities repurchase agreements, securities are transferred to a counterparty under an agreement to repurchase the identical securities at a fixed price in the future. These agreements are accounted for as secured financing transactions provided that effective control over the transferred securities is maintained and the transfer meets the other criteria for such accounting as specified in Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Bank's agreements are accounted for as secured financings; accordingly, the transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the securities portfolio.

     Information concerning securities sold under agreements to repurchase at and for the three months ended September 30, 1999 (the Bank did not borrow under security repurchase agreements prior to the quarter ended September 30, 1999) is presented below (in thousands):


       Balance at end of period                             $  20,933
       Average amount outstanding                              11,852
       Maximum amount outstanding at                           24,753
        any month-end
       Carrying value of collateral                            21,500
       Fair value of collateral                                20,933

(4)  Comprehensive Income

     The following table summarizes comprehensive income for the three and nine month periods ended September 30, 1999 and 1998. Other comprehensive income for the periods presented was attributable to unrealized gains and losses on available for sale securities.

                                                               Three months ended                 Nine months ended
                                                                 September 30,                      September 30,
                                                        -----------------------------     ------------------------------
                                                             1999             1998              1999             1998
                                                        ------------     ------------     -------------     ------------

Net income                                          $          4,006            3,848            15,464           14,667
Other comprehensive income:
    Unrealized gain (loss) on
        available for sale securities, net of tax             (5,838)          (6,144)          (10,455)          (3,599)
                                                        ------------     ------------     -------------     ------------

Comprehensive income (loss)                         $         (1,832)          (2,296)            5,009           11,068
                                                        ============     ============     =============     ============

(5)  Subsequent Event

     On November 16, 1999, American Financial completed its subscription and community offering of common stock in connection with the conversion of the Bank to a Connecticut-chartered stock bank. Completion of the conversion, which is subject to the receipt of all applicable regulatory approvals, is expected to occur in the fourth quarter of 1999.

Part I.   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

     American Savings' consolidated results of operations depend primarily on net interest income, or the difference between the interest income earned on the Bank's interest-earning assets, such as loans and securities, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Bank also generates non-interest income primarily from service charges and other fees earned on fee-based activities such as trust operations and insurance sales and from investment services provided through its wholly owned subsidiary, American Investment Services, Inc. Gains on the sale of securities is another source of non-interest income. The Bank's non-interest expenses primarily consist of employee compensation and benefits, occupancy expense, charitable contributions, advertising and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulations. The Bank exceeded all of its regulatory capital requirements at September 30, 1999.

Forward Looking Statements

     This quarterly report contains forward-looking statements that are based on assumptions and describe future plans, strategies, and expectations of American Financial and American Savings Bank. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. American Financial's and American Savings' ability to predict results accurately or the actual operations of American Financial and American Savings and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in American Financial's and American Savings' market area and accounting principles. Discussion regarding Year 2000 issues necessarily involve uncertainties in terms of the future consequences to the Bank of failure of the Bank's suppliers, vendors and customers to effectively manage their computer issues regarding Year 2000. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. American Financial does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition at September 30, 1999 and December 31, 1998

     Total assets increased $120.0 million, or 7.5%, to $1.71 billion at September 30, 1999 from $1.59 billion at December 31, 1998. This increase was primarily a result of a $97.4 million net increase in loans and a $90.6 million increase in mortgage-backed securities available for sale, partially offset by a $30.7 million decrease in federal funds sold and a $42.7 million decrease in investment securities available for sale. The shift in the composition of assets reflects management's strategy to enhance the yield on its interest-earning assets by reducing federal funds sold and using the proceeds, along with cash flows from the securities portfolio, to invest in corporate debt obligations and mortgage-backed securities, including collateralized mortgage obligations, with maturities or average lives ranging from two to five years. The increase in loans occurred primarily in one-to four-family and home equity loans and lines of credit due to strong demand for new housing, expansion of the Bank's loan markets in 1999 and a strong refinancing market in the first quarter of 1999. The increase in the investment portfolio is attributable to management's decision to take advantage of favorable market conditions purchasing securities funded in part with short-term borrowings that will be paid off upon receipt of proceeds from the subscription and community offering. This strategy will continue in the fourth quarter depending on market conditions.

     Deposits were $1.14 billion at September 30, 1999 and December 31, 1998. Loan originations and the investment strategy were funded by advances from the Federal Home Loan Bank of Boston, which increased $114.5 million, or 95.2%, to $234.7 million at September 30, 1999 from $120.2 million at December 31, 1998, and by $20.9 million borrowed by selling securities under agreements to repurchase. Mortgagors' escrow deposits decreased $6.2 million to $4.4 million at September 30, 1999, primarily due to property tax payments made late in the third quarter. Deferred income tax liability decreased $6.5 million primarily due to a decrease in the net unrealized gains on securities available for sale.

     Nonperforming assets totaled $3.1 million at September 30, 1999 compared to $4.7 million at December 31, 1998, a decrease of $1.6 million, or 33.3%. This decrease reflects an $839,000 decline in nonperforming loans to $2.8 million at September 30, 1999 and a $379,000 decrease in real estate owned to $341,000 at September 30, 1999. The decline in nonperforming loans was primarily attributable to the improved financial condition of borrowers, which management attributes to the strong economy. The decline in real estate owned was due to the disposition of foreclosed properties and the lack of additional significant foreclosures.

     Total equity increased $5.0 million to $286.0 million at September 30, 1999 as compared to $281.0 million at December 31, 1998, due to $15.5 million of net income offset by a $10.5 million decrease in accumulated other comprehensive income from a decline in the after-tax net unrealized gain on available for sale securities.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998

     Net Income. Net income increased $797,000, or 5.4%, to $15.5 million for the nine months ended September 30, 1999 from $14.7 million for the nine months ended September 30, 1998. The increase was attributable to increases in interest and dividend income, service charges and fees, and gains on sale of investment securities of $1.8 million, $545,000 and $2.9 million, respectively, and a $320,000 decrease in the provision for loan losses. These factors were partially offset by increases of $2.1 million in non-interest expense excluding charitable contributions, and $1.4 million in income tax expense. Charitable contributions declined $2.7 million, and gain on contribution of investment securities decreased $3.5 million, primarily due to the contribution of appreciated investment securities to American Savings Bank Foundation, Inc. in the 1998 period which did not occur in 1999.

     Net Interest Income. Net interest income for the nine months ended September 30, 1999 increased by $1.4 million, or 4.0% from the nine months ended September 30, 1998, primarily as a result of increased interest income resulting from an increase in the average balance of interest-earning assets offset by lower yields due to a lower market interest rate environment.

     Interest and dividend income increased $1.8 million, or 2.4%, to $76.0 million for the nine months ended September 30, 1999 from $74.2 million for the nine months ended September 30, 1998. This increase is attributable to an $119.3 million increase in earning assets partially offset by a decrease in the yield on interest-earning assets to 6.65% from 7.05% for the nine-month periods ended September 30, 1999 and 1998, respectively, due primarily to the refinancing of residential mortgage loans. Interest income on loans increased by $1.6 million, or 3.2%, to $51.4 million for the nine months ended September 30, 1999 from $49.7 million for the same period in 1998. The increase was attributable to an $88.2 million increase in the average balance of loans partially offset by a decrease in the average yield on loans from 7.62% during the first nine months of 1998 to 7.14% during the same period in 1999 due to a lower interest rate environment. Interest and dividend income from investment securities decreased $2.3 million, or 14.1%, to $14.2 million for the nine months ended September 30, 1999 from $16.5 million for the nine months ended September 30, 1998. This decrease was primarily attributable to a $33.5 million decrease in the average balance of investment securities to $315.7 million for the nine months ended September 30, 1999, as well as a 29 basis point decrease in the average yield earned on investments due to a lower market interest rate environment. The decrease in the average balance of investment securities reflects management's strategy to invest in higher yielding mortgage-backed securities. Interest income on mortgage-backed securities increased $2.6 million, or 38.5%, from $6.9 million for the nine months ended September 30, 1998 to $9.5 million for the nine months ended September 30, 1999. The increase resulted from a $67.2 million increase in the average balance of mortgage-backed securities due to additional purchases of such securities, partially offset by a decrease in the average yield of 51 basis points due to the lower market interest rate environment.

     Interest expense was approximately $40.0 million for both nine month periods ended September 30, 1999 and 1998. Interest expense on deposits was lower in 1999 than 1998 due to a lower market interest rate environment while interest expense on borrowings increased due to increases in the average balance of borrowings from the Federal Home Loan Bank of Boston and securities repurchase agreements that were used to fund loan growth.

     Provision for Loan Losses. The provision for loan losses decreased $320,000 to $1.5 million for the nine months ended September 30, 1999 from $1.8 million for the nine months ended September 30, 1998. The decrease in the provision for loan losses reflects a decrease in nonperforming loans, which totaled $2.8 million and $4.0 million at September 30, 1999 and September 30, 1998, respectively. At September 30, 1999 and 1998, the allowance for loan losses was $8.5 million and $7.2 million, respectively, which represented 270.32% of nonperforming loans and 0.84% of total loans at September 30, 1999 as compared to 178.80% of nonperforming loans and 0.79% of total loans at September 30, 1998.

     Non-interest Income. Non-interest income decreased $83,000, or 0.9%, to $9.3 million for the nine months ended September 30, 1999 from $9.4 million in the same period in the prior year primarily due to a decrease in the gains on the contribution of securities of $3.5 million, partially offset by an increase of $2.9 million, or 16.1%, in the gain on sales of securities from $2.5 million for the nine months ended September 30, 1998 to $5.4 million for the nine months ended September 30, 1999. The decline in the gain on contribution of securities was due to contributions of appreciated securities to American Savings Bank Foundation, Inc. in 1998. There was no such contribution made in 1999. Gains on sales of securities for the 1999 period includes a $2.2 million gain recognized in June when the Bank received cash, that exceeded the cost basis of the underlying shares, in exchange for shares of common stock of a company that was acquired by merger. Service charges and fees increased $545,000 for the nine months ended September 30, 1999 compared to the same period last year due to the implementation of a new service charge structure, increased transaction accounts and an increase in fees following the start of operations of the Bank's financial services subsidiary in January 1998.

     Non-interest Expense. Non-interest expense for the nine months ended September 30, 1999 was $19.3 million, a decrease of $597,000, or 3.0%, compared to $19.8 million for the nine months ended September 30, 1998. The decrease was due primarily to a decrease in charitable contributions, offset by increases in salary and occupancy expenses. Charitable contributions decreased $2.7 million, or 79.9%, to $688,000 for the nine months ended September 30, 1999 compared to $3.4 million in the same period in 1998. This decrease was due to the Bank funding the majority of the contribution to the American Savings Bank Foundation, Inc. during the first nine months of 1998, while no similar contribution was made during the nine months ended September 30, 1999. Salaries and employee benefits increased $1.6 million, or 18.4%, to $10.5 million for the nine months ended September 30, 1999 from $8.8 million for the same period in 1998. Occupancy expense for the nine months ended September 30, 1999 increased $263,000 to $1.8 million from $1.5 million in the same period last year. The salary and occupancy expense increases are primarily due to the opening of three new branches during the latter part of 1998 and the increased depreciation charges associated with capital improvements to the main office completed in late 1998.

     Income Tax Expense. Income taxes were $8.3 million for the nine months ended September 30, 1999, compared to $6.9 million for the nine months ended September 30, 1998. The effective tax rates were 34.9% and 31.9% for the nine months ended September 30, 1999 and 1998, respectively. The increase in income tax expense was primarily due to an increase in income before income taxes and the absence in 1999 of a tax benefit received in 1998 due to the non-taxable gain on the contribution of appreciated securities to American Savings Bank Foundation, Inc.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

     Net Income. Net income increased $158,000, or 4.1%, to $4.0 million for the three months ended September 30, 1999 from $3.8 million for the three months ended September 30, 1998. The increase was attributable to a $1.1 million increase in net interest income, and a $60,000 decrease in the provision for loan losses. These factors were partially offset by increases of $667,000 in non-interest expense and $291,000 in income tax expense.

     Net Interest Income. Net interest income for the three months ended September 30, 1999 increased by $1.1 million, or 9.7%, from the three months ended September 30, 1998, primarily as a result of increased interest income resulting from an increase in the average balance of interest-earning assets offset by lower yields due to a lower market interest rate environment.

     Interest and dividend income increased $1.5 million, or 6.1%, to $26.2 million for the three months ended September 30, 1999 from $24.7 million for the three months ended September 30, 1998. The yield on interest-earning assets was 6.68% and 6.95% for the three-month periods ended September 30, 1999 and 1998, respectively, due to a lower market interest rate environment. Interest income on loans increased by $914,000, or 5.4%, to $17.8 million for the three months ended September 30, 1999 from $16.9 million for the same period in 1998. The increase was attributable to a $95.2 million increase in the average balance of loans partially offset by a decrease in the average yield on loans from 7.49% during the third quarter of 1998 to 7.13% during the same period in 1999 due to a lower interest rate environment. Interest and dividend income from investment securities decreased $457,000, or 8.8%, to $4.7 million for the three months ended September 30, 1999 from $5.2 million for the three months ended September 30, 1998. This decrease was primarily attributable to a $24.3 million decrease in the average balance of investment securities to $306.3 million for the three months ended September 30, 1999. The decrease in the average balance of investment securities reflects management's strategy to invest in higher yielding mortgage-backed securities. Interest income on mortgage-backed securities increased $1.5 million, or 69.0%, from $2.1 million for the three months ended September 30, 1998 to $3.6 million for the three months ended September 30, 1999. The increase resulted from a $104.4 million increase in the average balance of mortgage-backed securities due to additional purchases of such securities, partially offset by a decrease in the average yield of 48 basis points due to the lower market interest rate environment.

     Interest expense was approximately $14.0 million for both three-month periods ended September 30, 1999 and 1998. Interest expense on deposits was lower in 1999 than 1998 primarily due to a lower market interest rate environment while interest expense on borrowings increased due to increases in the average balance of borrowings from the Federal Home Loan Bank of Boston and securities repurchase agreements that were used to fund loan growth.

     Provision for Loan Losses. The provision for loan losses decreased $60,000 to $540,000 for the three months ended September 30, 1999 from $600,000 for the three months ended September 30, 1998.

     Non-interest Income. Non-interest income decreased $28,000, or 1.8%, to $1.5 million for the three months ended September 30, 1999 from $1.6 million in the same period in the prior year primarily due to a decrease in the gain on sale of securities of $164,000, partially offset by an increase of $117,000, or 10.6%, in service charges and fees.

     Non-interest Expense. Non-interest expense for the three months ended September 30, 1999 was $6.6 million, an increase of $66,000, or 11.2%, compared to $5.9 million for the three months ended September 30, 1998. The increase was due primarily to an increase in salaries and employee benefits and occupancy expenses offset by decreases in charitable contributions and advertising. The salary and occupancy expense increases are primarily due to the opening of three new branches during the latter part of 1998 and the increased depreciation charges associated with capital improvements to the main office completed in late 1998.

     Income Tax Expense. Income taxes were $2.6 million for the three months ended September 30, 1999, compared to $2.4 million for the three months ended September 30, 1998. The effective tax rates were 39.7% and 37.9% for the three months ended September 30, 1999 and 1998, respectively. The increase in income tax expense was primarily due to an increase in income before income taxes.


Average Balances, Interest and Average Yields/Cost

     The following tables present certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expenses on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from daily balances.

                                                           For the Nine Months Ended September 30,
                                       ----------------------------------------------------------------------------
                                                         1999                                    1998
                                       -------------------------------------    -----------------------------------
                                                                     Average                                Average
                                          Average                    Yield/        Average                   Yield/
                                          Balance      Interest       Rate         Balance      Interest      Rate
                                       -----------   ----------   ----------    -----------   ---------------------
                                                                    (Dollars in thousands)
Interest earnings assets:
    Loans(1)                          $    948,608  $    51,361  $      7.14%  $    860,397   $   49,748       7.62%
    Federal funds sold                      26,608          957         4.74         27,123        1,121       5.45
    Investment securities (3)              315,660       13,520         5.65        349,126       15,729       5.94
    Mortgage-backed securities (3)         201,575        9,489         6.21        134,370        6,850       6.72
    FHLB stock                              10,127          483         6.30          9,093          426       6.17
    Interest-earning deposits                4,505          168         4.91          7,719          335       5.73
                                       -----------   ----------   ----------    -----------   ---------------------
        Total interest-earning           1,507,083       75,978         6.65      1,387,828       74,209       7.05
         assets
Non-interest-earning assets                 98,065                                   99,428
                                       -----------                              -----------
        Total assets                  $  1,605,148                             $  1,487,256
                                       ===========                              ===========

Interest-bearing liabilities:
    Deposits
        Money market accounts         $     65,235        1,318         2.67   $     60,958        1,248       2.70
        NOW accounts                        69,150          702         1.34         57,303          574       1.32
        Savings accounts (2)               205,625        3,153         2.02        191,013        2,943       2.03
        Certificates of deposit and
            retirement accounts            776,117       29,320         4.98        777,183       31,820       5.40
                                       -----------   ----------   ----------    -----------   ---------------------
            Total interest-bearing       1,116,127       34,493         4.08      1,086,457       36,585       4.44
                deposits
    FHLB advances                          140,511        6,144         5.77         80,244        3,803       6.25
    Repurchase agreements                    3,960          161         5.36             --           --         --
                                       -----------   ----------   ----------    -----------   ---------------------
            Total interest-bearing       1,260,598       40,798         4.27      1,166,701       40,388       4.56
                liabilities
    Non-interest bearing demand
            deposits                        24,351                                   23,322
    Other non-interest-bearing
            liabilities                     36,804                                   32,192
                                       -----------                              -----------
            Total liabilities            1,321,753                                1,222,215
    Equity                                 283,395                                  265,041
                                       -----------                              -----------
            Total liabilities and
             equity                   $  1,605,148                              $ 1,487,256
                                       ===========                              ===========

    Net interest-earning assets       $    246,485
                                       ===========
    Net interest income                              $   35,180                 $   221,127   $   33,821
                                                     ==========                 ===========   ==========
    Interest rate spread                                                2.38%                                  2.49%
                                                                     ==========                             ========
    Net interest margin
        (net interest
        income as a percentage of
        interest-earning assets)                                        3.11%                                  3.25%
    Ratio of interest-earning assets                                 ==========                            =========
        to interest-bearing
         liabilities                                                  119.55%                                118.95%
                                                                     ==========                             ========

(1)  Average balances include nonaccrual loans
(2)  Includes mortgagors' escrow accounts.
(3)  Yield is calculated based on amortized cost.

                                                              For the Three Months Ended September 30,
                                           ---------------------------------------------------------------------------
                                                            1999                                    1998
                                           ------------------------------------    -----------------------------------
                                                                        Average                                Average
                                              Average                   Yield/        Average                   Yield/
                                              Balance      Interest      Rate         Balance      Interest      Rate
                                           -----------   ------------  --------    -----------   ------------  -------
                                                                       (Dollars in thousands)
Interest earnings assets:
    Loans(1)                              $    978,804  $    17,826        7.13%  $    883,570   $   16,912       7.49%
    Federal funds sold                           5,632           70        4.85         34,408          482       5.49
    Investment securities (3)                  306,334        4,491        5.74        330,595        4,925       5.83
    Mortgage-backed securities (3)             231,004        3,600        6.10        126,587        2,130       6.58
    FHLB stock                                  10,470          176        6.56          9,397          154       6.42
    Interest-earning deposits                    5,129           66        5.07          7,610          111       5.73
                                           -----------   -----------   --------    -----------   -------------  ------
        Total interest-earning               1,537,373       26,229        6.68      1,392,167       24,714       6.95
              assets
    Non-interest-earning assets                 99,150                                  98,920
                                           -----------                             -----------
        Total assets                      $  1,636,523                            $  1,491,087
                                           ===========                             ===========

Interest-bearing liabilities:
    Deposits
        Money market accounts             $     66,042          449        2.66   $     60,404          417       2.70
        NOW accounts                            71,251          244        1.34         60,226          203       1.32
        Savings accounts (2)                   208,355        1,076        2.02        192,268          998       2.03
        Certificates of deposit and
            retirement accounts                765,545        9,525        4.87        775,029       10,641       5.37
                                           -----------   -----------   --------    -----------   -------------  ------
            Total interest-bearing
                deposits                     1,111,193       11,294        3.98      1,087,927       12,259       4.41
    FHLB advances                              172,935        2,517        5.69         80,244        1,282       6.25
    Repurchase agreements                       11,852          161        5.31             --                      --
                                           -----------   -----------   --------    -----------   -------------  ------
            Total interest-bearing
                liabilities                  1,295,980       13,972        4.22      1,168,171       13,541       4.54
    Non-interest bearing demand
                deposits                        24,145                                  22,989
    Other non-interest-bearing
            liabilities                         31,442                                  30,770
                                           -----------                             -----------
            Total liabilities                1,351,567                               1,221,930
    Equity                                     284,956                                 269,157
                                           -----------                             -----------
            Total liabilities and equity  $  1,636,523                             $ 1,491,087
                                           ===========                             ===========

    Net interest-earning assets           $    241,393
                                           ===========
    Net interest income                                  $   12,257                $   223,996   $   11,173
                                                         ==========                ===========   ==========
    Interest rate spread                                                   2.46%                                  2.41%
                                                                   ============                            ===========
    Net interest margin (net interest
        income as a percentage of
        interest-earning assets)                                           3.19%                                  3.21%
                                                                   ============                            ===========
    Ratio of interest-earning
            assets to interest-bearing
            liabilities                                                  118.63%                                119.17%
                                                                   ============                            ===========

(1)  Average balances include nonaccrual loans
(2)  Includes mortgagors' escrow accounts.
(3)  Yield is calculated based on amortized cost.

Part I.  Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     Qualitative Aspects of Market Risk. The Bank's most significant form of market risk is interest rate risk. The principal objectives of the Bank's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. The Bank has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Finance Committee of the Board of Directors quarterly and the whole Board of Directors annually. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Bank.

     In recent years, the Bank has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and generally selling longer term fixed-rate loans as market interest rate conditions dictate; (2) emphasizing shorter term consumer loans; (3) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity of which is monitored in relation to the repricing of its loan portfolio; and (4) using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities. The Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

     The Bank's market risk also includes equity price risk. The marketable equity securities portfolio had gross unrealized gains of $57.2 million at September 30, 1999 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Bank's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Bank's capital would decrease.

     Quantitative Aspects of Market Risk. A simulation model is used to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The table below sets forth, as of September 30, 1999 and December 31, 1998, estimated net interest income and the estimated changes in net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and down.

                                            Estimated Changes in Annual Net Interest Income
                              ------------------------------------------------------------------------
                                      At September 30, 1999                  At December 31, 1998
                              ---------------------------------       --------------------------------
         Increase/
        (Decrease)
         in Market
      Interest Rates
      in Basis Points                         $            %                           $           %
       (Rate Shock)            Amount       Change       Change         Amount      Change     Change
---------------------------   --------     --------     --------       --------    --------  ---------
                                                        (Dollars in thousands)

            200              $  47,693  $   (1,922)       (3.87%)  $     48,472  $    2,474       5.38%
          Static                49,615          --           --          45,998          --         --
           (200)                49,494        (121)       (0.24)         42,060      (3,938)     (8.56)

     The above table indicates that in the event of a sudden and sustained change in prevailing market interest rates, net interest income would be expected to decrease.

     Computation of prospective effects of hypothetical interest rate changes are based on a number of assumptions including the level of market interest rates, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the expected prepayment rates on loans and investments, the degree to which early withdrawals occur on certificates of deposit and other deposit flows. As a result, these computations should not be relied upon as indicative of actual results.

Further, the computations do not reflect any actions that management may undertake in response to changes in interest rates.

Liquidity and Capital Resources

     Liquidity is the ability to meet current and future short-term financial obligations. The Bank further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investment and mortgage-backed securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     The primary investing activities of the Bank are (1) the origination of residential one- to four-family mortgage loans and, to a lesser extent, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with broker/dealers.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 1999, the Bank exceeded all of its regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.

Year 2000 Readiness

     The Year 2000 issue refers to the potential failure of computer systems and applications as a result of programs using only two digits to identify a year in the date field. If not corrected, many computer systems and applications could fail or create erroneous results by, at or after the Year 2000. The Bank established a Year 2000 Team to evaluate and assess the Bank's exposure to the Year 2000 issue and developed a plan consisting of five phases. These phases include awareness, risk assessment, renovation, validation or testing, and implementation.

     The awareness phase consists of defining the Year 2000 problem, developing the necessary resources to perform compliance testing, establishing a Year 2000 program team, and developing an overall strategy that encompasses in-house systems, service bureaus, vendors, customers and suppliers. American Savings completed the awareness phase of the Year 2000 project in July of 1998.

     The assessment phase requires the Bank to evaluate the size and complexity of the problem and detail the magnitude of the effort necessary to address Year 2000 issues. The objective of this phase is to identify all hardware, software, networks, automated teller machines, other various processing platforms and customer and vendor dependencies affected by the Year 2000 date change. The assessment phase goes beyond information systems and includes environmental systems that depend on embedded microchips, such as security systems, elevators, sprinkler systems, alarms and vaults. The assessment phase was substantially completed on December 31, 1998, but is continually monitored by the Bank.

     The Bank maintains an internal computer system for its operating functions and a substantial majority of the Bank's data processing is provided by a core banking software system that is supported by a third party vendor. The Bank recognizes that its ability to be Year 2000 compliant depends upon the cooperation of its vendors and other third parties. The Bank is requiring its computer systems and software vendors to represent that the products provided are or will be Year 2000 compliant and have planned a program for testing for compliance. The Bank utilizes these representations from its computer systems and software vendors for the purpose of determining the vendors' Year 2000 readiness. Upon receiving such representations, the Bank then determines the need for replacement of or remediations to each particular vendor's system. Rather than solely relying on representations from its vendors, the Bank also independently tests both critical and non-critical vendor applications. The Bank has received representations from its primary third party data processing vendor confirming the Year 2000 compliance of that vendor's internally developed programs. Remaining internal and external programs have been converted to Year 2000 compliant version. The Bank began testing the core banking system renovated programs in October 1998. The Bank has completed testing of its critical vendors' computer applications and believes that all identified Year 2000 issues were addressed by March 31, 1999. All remaining Year 2000 issues for the Bank, including testing of non-critical systems, were completed and any problems identified were addressed by July 31, 1999.

     The renovation phase includes the remediation of any systems identified in the awareness phase as not Year 2000 compliant. For institutions relying on outside services or third-party software providers, ongoing discussion and monitoring of vendor progress is necessary. The Bank completed activities related to the renovation phase on July 31, 1999. Most of the Bank's systems are vendor supplied or supported and are being remediated by the vendors. The Bank's primary software vendor has provided the Bank with a Year 2000 ready release that has been installed. This release has been tested and validated by the Bank as of July 31, 1999.

     The Bank has completed its validation or testing phase with primary focus on core software that operates basic banking applications. Testing of mission critical systems was substantially competed as of December 31, 1998. Further testing with mission critical vendors and other significant third party vendors was completed by July 31, 1999. To date, the Bank has not identified any Year 2000 problems with any of its systems that would have a material adverse impact upon its operations. Testing will continue as needed on newly acquired applications and vendor upgrades. In addition, the Bank has designated an internal independent group to validate the test plan and test results and has retained an outside independent party to validate the business resumption contingency plan. Both validations were completed by June 30, 1999 without any material exceptions.

     The implementation phase is in the final Year 2000 activity. Only after passing the validation phase where the hardware and software have been tested and where the tests have been validated will the hardware and software be certified as implemented and placed in service for the year 2000. If any system fails the certification test, the Bank will assess the impact and implement the contingency plan developed for that application. The Bank primary internal technological systems, including the core processing system, teller equipment, and local area network have already been placed in service. All critical systems were implemented by June 30, 1999.

     The potential impact of Year 2000 on the Bank's borrowers has been evaluated. Because the Bank has only a limited number of borrowers with a commercial lending relationship, management believes that Year 2000 issues will not materially impair the ability of the Bank's borrowers to repay their debts. In connection with the Bank's plans to enter commercial lending, the Bank will assess the Year 2000 readiness of its potential commercial borrowers.

     The Bank has budgeted approximately $200,000 for costs associated with Year 2000 compliance. As of September 30, 1999, the Bank expended approximately $120,000 on Year 2000 issues. The Bank does not separately track the internal costs associated with its Year 2000 readiness project, and such costs are primarily the portion of an employee's time spent on Year 2000 related issues.

     The impact of Year 2000 on the Bank will depend not only on corrective actions taken by the Bank, but also on the way in which Year 2000 issues are addressed by parties over which the Bank has no control, such as governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Bank, or whose financial condition or operational capability is important to the Bank. To reduce this exposure, the Bank has an ongoing process of identifying and contacting mission critical third party vendors and other significant third party vendors to determine their Year 2000 plans and target dates. Notwithstanding the Bank's efforts, there can be no assurance that mission critical third party vendors or other significant third party vendors will adequately address their Year 2000 issues.

     The Bank has developed and tested contingency plans for implementation in the event that mission critical third party vendors fail to adequately address Year 2000 issues. The contingency plans involve identifying alternate vendors or internal remediation. There can be no assurance that these plans will eliminate any failures or problems. Furthermore, there may be certain mission critical third parties, such as utilities and telecommunications companies, where alternate arrangements or sources are limited or unavailable.

Impact of Inflation and Changing Prices

     The consolidated financial statements and related data presented in this report have been prepared in conformity with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. As recently amended, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. On that date, hedging relationships shall be designed in accordance with the statement. Earlier application is encouraged but is permitted only at the beginning of any fiscal quarter that begins after issuance of the statement. Earlier application of selected provisions of the statement is not permitted. The statement shall not be applied retroactively to financial statements of prior periods. The statement is not expected to affect the Bank because it does not currently purchase derivative instruments or enter into hedging activities.

Part II. Item 1. Legal Proceedings
American Financial is not a party to any pending legal proceedings. Periodically, there are various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Bank.

Part II. Item 2. Changes in Securities and Use of Proceeds none

Part II. Item 3. Defaults Upon Senior Securities none

Part II. Item 4. Submission of Matters to a Vote of Security Holders none

Part II. Item 5. Other Information
none

Part II. Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits:

    The following exhibit is included herein:
    27 - Financial Data Schedule

b)  Reports on Form 8-K:
    none.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 American Financial Holdings, Inc.

Date: 11/26/99                   /s/ Robert T. Kenney
      --------                   -----------------------------------------------
                                 Robert T. Kenney
                                 Chairman, President and Chief Executive Officer

Date: 11/26/99                   /s/ Charles J. Boulier,III
      --------                   -----------------------------------------------
                                 Charles J. Boulier, III
                                 Executive Vice President and Chief Financial
                                 Officer