Form 10-K405
period 1999-12-31
AMERICAN FINANCIAL HOLDINGS INC
filed 2000-03-29
CIK 1095862

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

     For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                        Commission File Number: 0-27399

                       AMERICAN FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  06-1555700
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

102 West Main Street, New Britain, Connecticut             06051
(Address of principal executive officers)                (Zip Code)

       Registrant's telephone number, including area code: (860) 832-4000
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                              -

   The aggregate market value of the voting and non-voting common equity held by non-affiliates was $331,352,943, based upon the closing price of $11.625as quoted on the NASDAQ National Market for March 21, 2000. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

   The number of shares outstanding of the registrant's Common Stock as of March 21, 2000 was 28,871,100.


                      DOCUMENTS INCORPORATED BY REFERENCE


   Portions of Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"). (Parts III and IV)

                               TABLE OF CONTENTS

Part I                                                                                  Page
------

Item 1.     Business..................................................................     3
Item 2.     Properties................................................................    27
Item 3.     Legal Proceedings.........................................................    28
Item 4.     Submission of Matters to a Vote of Security Holders.......................    28

Part II
-------

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters......    28
Item 6.     Selected Financial Data...................................................    30
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................    32
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................    41
Item 8.     Financial Statements and Supplementary Data...............................    41
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................................    41

Part III
--------

Item 10.    Directors and Executive Officers of the Registrant........................    41
Item 11.    Executive Compensation....................................................    42
Item 12.    Security Ownership of Certain Beneficial Owners and Management............    42
Item 13.    Certain Relationships and Related Transactions............................    42

Part IV
-------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    42

SIGNATURES

PART I

Item 1.     Description of Business
-------

Forward Looking Statements

This report contains forward-looking statements that are based on assumptions and describe future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results accurately or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

References to the Company generally refer to the consolidated operations of American Financial Holdings, Inc. (the "Parent Company") and American Savings Bank (the "Bank"). The Parent Company was organized as a Delaware business corporation at the direction of the Bank in July 1999 to become the holding company for the Bank upon completion of its conversion from a mutual savings bank to a stock savings bank. The Conversion was completed on November 30, 1999. At December 31, 1999, the Company had consolidated total assets of $1.89 billion and total stockholders' equity of $531.5 million. The Company is subject to regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, and the Securities and Exchange Commission.

The Bank was founded in 1862 as a Connecticut-chartered mutual savings bank under the name "Savings Bank of New Britain." In 1976, the Bank changed its name to "American Savings Bank." The Bank is regulated by the State of Connecticut Department of Banking and the Federal Deposit Insurance Corporation. The Bank's deposits are insured to the maximum allowable amount by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank has been a member of the Federal Home Loan Bank System since 1978.

The Company specializes in the acceptance of retail deposits from the general public in the areas surrounding its 17 full-service banking offices and using those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans and consumer loans, primarily home equity loans and lines of credit. The Company originates loans primarily for investment. However, the Company also sells loans, primarily fixed-rate mortgage loans, in the secondary market, while generally retaining the servicing rights. See "--Lending Activities." The Company also invests in mortgage-backed securities, debt and equity securities and other permissible investments. The Company's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment and mortgage-backed securities. The Company's primary sources of funds are deposits, principal and interest payments on loans and investments and mortgage-backed securities and advances from the Federal Home Loan Bank of Boston. The Parent Company has not engaged in any significant activity other than holding all of the outstanding capital stock of the Bank and investing its portion of the conversion proceeds. Accordingly, the information set forth in this report, including financial statements and related footnotes, relates primarily to the operations of the Bank.

Market Area

The Company is headquartered in New Britain, Connecticut in Hartford County. The Company's primary deposit gathering area is concentrated in the communities surrounding its 17 banking offices located in Hartford, Middlesex and Tolland counties. The Company's primary lending area is significantly broader than its deposit gathering area and includes all of the State of Connecticut.

Hartford County is located approximately two hours from both Boston and New York City and contains the City of Hartford. The region serves as the governmental and financial center of Connecticut. Hartford County has a diversified mix of industry groups, including insurance and financial services, manufacturing, service, government and retail. The major employers in the area include several prominent international and national insurance and manufacturing companies, such as Aetna, Inc., The Hartford Financial Services, Inc., Travelers Property Casualty Corp., United Technologies Corp., Stanley Works, as well as many regional banks and the State of Connecticut. The corporate face of Hartford County has changed as companies such as Travelers, Aetna, Northeast Utilities, and Fleet have all grown and diversified with acquisitions. For instance, the Fleet BankBoston merger and subsequent sale of branches to Sovereign will change the banking landscape in the County.

Connecticut is in the midst of a broad based recovery from the severe recession experienced in the New England which occurred between 1989 and the fourth quarter of 1992. The 153,200 jobs lost during this recession were finally recovered in the fourth quarter of 1999. Connecticut and Hartford County continue to reflect personal wealth characteristics above national averages. Furthermore, in October consumer confidence in Connecticut peaked at 131. The unemployment rate in Hartford County was 2.5% as of the third quarter of 1999 compared to 3.2% in 1998. However, Connecticut has a high number of finance, insurance, real estate and export related manufacturing jobs. As a result, the state's employment may be more affected by the national financial market and, to a lesser extent, international economies.

Competition

The Company faces intense competition for the attraction of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the several commercial and savings banks operating in the Company's primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. While those entities still provide a source of competition for deposits, the Company faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. The Company also faces significant competition for investors' funds from their direct purchase of short-term money market securities and other corporate and government securities. While the Company faces competition for loans from the significant number of financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in its primary market area. The increase of Internet accessible financial institutions which solicit deposits and originate loans on a nationwide basis may also increase competition for the Bank's customers and have an adverse impact on its future operations. Additionally, competition is likely to increase as a result of recent regulatory actions and legislative changes, most notably the recent enactment of the Gramm-Leach-Bailey Act of 1999. These changes have eased and likely will continue to ease restrictions on the interstate operations of financial institutions and due to the increasing trend for non-depository financial service companies entering the financial services market, such as insurance companies, securities companies and specialty financial companies. Competition for deposits and the origination of loans may limit the Company's growth in the future.

Lending Activities

General. The types of loans that the Company may originate are limited by federal and state laws and regulations. Interest rates charged by the Company on loans are affected principally by the Company's current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

The following table shows the composition of the Company's loan portfolio at the dates indicated.

                                                                            At December 31,
                                                   ----------------------------------------------------------------
                                                           1999                  1998                  1997
                                                   --------------------  --------------------  --------------------
                                                                Percent               Percent               Percent

                                                                  of                     of                   of

                                                     Amount     Amount     Amount     Amount     Amount     Amount
                                                   ----------   -------  ----------   -------  ----------   -------
Real estate loans

     One- to four-family                           $  719,089      69.5% $  624,819      68.4% $  588,050      69.8%

     Residential construction                          19,587       1.9      17,177       1.9      11,755       1.4

     Other                                              1,106       0.1       1,223       0.1       2,063       0.2
                                                   ----------   -------  ----------   -------  ----------   -------
          Total real estate loans                     739,782      71.5     643,219      70.4     601,868      71.4


Comsumer loans

     Home equity loans and

          lines of credit                             276,049      26.7     243,102      26.6     216,814      25.7

     Automobiles                                       15,539       1.5      20,085       2.2      20,793       2.5

     Other                                              3,162       0.3       6,940       0.8       3,557       0.4
                                                   ----------   -------  ----------   -------  ----------   -------
          Total consumer loans                        294,750      28.5     270,127      29.6     241,164      28.6


                                                   ----------   -------  ----------   -------  ----------   -------
          Total loans                               1,034,532     100.0%    913,346     100.0%    843,032     100.0%
                                                                =======               =======               =======

     Net Deferred loan

          origination cost (fees)                       3,819                 1,534                   928

     Allowance for loan losses                         (8,820)               (7,626)               (6,277)
                                                   ----------            ----------            ----------
          Total loans, net                         $1,029,531            $  907,254            $  837,683
                                                   ==========            ==========            ==========

                                                                 At December 31,
                                                   ------------------------------------------
                                                           1996                  1995
                                                   --------------------  --------------------
                                                                Percent               Percent

                                                                  of                     of

                                                     Amount     Amount     Amount     Amount
                                                   ----------   -------  ----------   -------




Real estate loans

     One- to four-family                           $542,085        72.0%   $507,023      74.2%

     Residential construction                         8,979         1.2       2,821       0.4

     Other                                            2,692         0.4       2,608       0.4
                                                   --------     -------    --------   -------
          Total real estate loans                   553,756        73.6     512,452      75.0


Comsumer loans

     Home equity loans and

     lines of credit                                184,370        24.5     160,375      23.5

Automobiles                                          10,945         1.4       6,435       0.9

Other                                                 3,573         0.5       4,323       0.6
                                                   --------     -------    --------   -------
     Total consumer                                 198,888        26.4     171,130      25.0

                                                   --------     -------    --------   -------
     Total loans                                    752,644       100.0%    683,582     100.0%
                                                                =======               =======

     Net Deferred loan

          origination cost (fees)                       484                    (276)

     Allowance for loan losses                       (5,588)                 (4,484)
                                                   --------                --------
          Total loans, net                         $747,540                $678,822
                                                   ========                ========

One- to Four-Family Real Estate Loans. The Company's primary lending activity is the origination of loans secured by one- to four-family residences located in its primary market area. At December 31, 1999, $719.1 million, or 69.5%, of total loans consisted of one- to four-family loans.

The Company originates fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years and rates based on market conditions. The Company offers mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $252,700. Fixed-rate conforming loans are generally originated for portfolio. However, such loans may be sold periodically in response to changes in prevailing market interest rates. Loans that are sold are generally sold to Freddie Mac, with the servicing rights retained. The Company will underwrite one- to four-family residential mortgage loans with a loan to value ratio of 95%, provided that a borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.

The Company also offers adjustable-rate mortgage loans, with an interest rate based on the one year Constant Maturity Treasury Bill index, which adjust annually from the outset of the loan or which adjust annually after a three, five, seven or ten year initial fixed period and with terms up to 30 years. Interest rate adjustments are limited to no more than 2% during any adjustment period and 6% over the life of the loan. Additionally, the Company offers an adjustable-rate loan with a conversion option where the borrower has the option to convert the loan to a fixed interest rate after a predetermined period of time, generally within the first 60 months of the loan term.

Adjustable-rate mortgage loans help reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. During periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. Although adjustable-rate mortgage loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits, and the degree to which borrowers prepay their loans. Because of these considerations, the Company has no assurance that yields on adjustable- rate mortgage loans will be sufficient to offset increases in the Company's cost of funds during periods of rising interest rates. The Company believes these risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

The Company also requires that fire, casualty, title, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. An independent licensed appraiser generally appraises all properties.

Residential Construction Loans. The Company originates construction loans to individuals for the construction and acquisition of personal residences. At December 31, 1999, residential construction loans amounted to $19.6 million, or 1.9% of total loans. At December 31, 1999, the unadvanced portion of construction loans totaled $16.0 million.

The Company's construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price of the secured property, whichever is less. At December 31, 1999, the largest outstanding construction loan commitment was for $780,000, $281,000 of which was outstanding. This loan was performing according to its terms at December 31, 1999. Construction loans to individuals are made on the same terms as the Company's one- to four-family mortgage loans. Before making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent licensed appraiser. The Company also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property's value and the estimated cost of the property.
If the estimate of construction cost proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to protect the value of the property. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a property whose value is insufficient to assure full repayment. The Company has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties, not making loans to builders and by having all construction loans convert to permanent mortgage loans at the end of the construction phase.

Home Equity Loans and Lines of Credit. The Company offers home equity lines of credit and fully amortized home equity loans, both of which are secured by owner-occupied one- to four-family residences. At December 31, 1999, home equity loans and lines of credit totaled $276.0 million, or 26.7% of the Company's total loans and 93.7% of consumer loans. Additionally, at December 31, 1999, the unadvanced amounts of home equity lines of credit totaled $190.4 million. The underwriting standards employed by the Company for home equity loans and lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to no more than 6% over the life of the loan. Generally, the maximum loan-to-value ratio on home equity lines of credit is 75% for a one- to four-family residence and 70% for a condominium. A home equity line of credit may be drawn down by the borrower for a period of ten years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. The borrower has to pay back the amount outstanding under the line of credit at the end of the ten year period.

The Company also offers fixed- and adjustable-rate home equity loans with terms up to 15 and 20 years, respectively. The loan-to-value ratios of both fixed-rate and adjustable-rate home equity loans are generally limited to 80% for loans of five years or less, 75% for loans secured by one- to four-family properties and 70% for loans secured by condominiums.

Automobile and Other Consumer Lending. The Company offers fixed-rate automobile loans with terms of up to 60 months and loan-to-value ratios of 80% for new cars. For used cars, the maximum loan-to-value ratio is 80% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, and with terms of 48 months for automobiles up to four years old and 36 months for older vehicles. At December 31, 1999, automobile loans totaled $15.5 million, or 1.5% of the Company's total loans and 5.3% of consumer loans.

Other consumer loans at December 31, 1999 amounted to $3.2 million, or 0.3% of the Company's total loans and 1.1% of consumer loans. These loans include unsecured personal loans, collateral loans and education loans. Unsecured personal loans generally have a fixed-rate, a maximum borrowing limitation of $5,000 and a maximum term of three years. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral may not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Business Loans. The Company has historically not originated or purchased commercial business loans but is currently planning to offer such loans to small businesses located in its primary market area. In this regard, the Company is interviewing candidates to staff a commercial business loan department. The Company recently hired a commercial systems and operations officer to develop the systems procedures and processes required to service commercial deposits and loans. Commercial business loans are generally secured by business assets other than real estate, such as business equipment, inventory and accounts receivable, and commercial business loans generally involve higher credit risks than loans secured by real estate. Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loans to One Borrower. The maximum amount that the Company may lend to one borrower is limited by regulation. At December 31, 1999, the Company's regulatory limit on loans to one borrower was $58.4 million, which equaled 15% of the Bank's Tier 1 capital at that date. At that date, the Company's largest amount of loans to one borrower, including the borrower's related interests, was a line of credit totaling $2.0 million of which $994,828 was outstanding. This loan was performing according to the original terms at December 31, 1999.

Maturity of Residential Construction and Commercial Real Estate Loan Portfolio. At December 31, 1999, residential construction loans due in one year or less totaled $19.3 million. The remainder of the portfolio which totaled $251,000 was due in two years. All residential construction loans have adjustable interest rates. At December 31, 1999, commercial real estate loans due in one year or less were $25,000; amounts due in one through five years were $128,000; and amounts due after five years were $269,000. All commercial real estate loans have fixed interest rates. The maturity amounts are based on the loans' contractual terms to maturity or scheduled amortization and do not include potential prepayments, undisbursed loan proceeds, net deferred loan origination costs and allowances for loan losses.

Loan Approval Procedures and Authority. The Company follows written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management.

The Company's policies and loan approval limits are established by the Chief Executive Officer and the Chief Lending Officer and are approved by the Board of Directors. Any two members of the Mortgage Loan Committee, which currently consists of the Chief Executive Officer, the Chief Lending Officer, two members of senior management and officers of the Bank, may approve a mortgage loan up to $300,000. Larger loans must be approved by two members of the Mortgage Loan Committee, one of whom must be the Vice President of Mortgage Loans for loans up to $500,000, the Chief Lending Officer for loans up to $900,000 and the Chief Executive Officer for loans up to $1.0 million. All loans over $1.0 million require the approval of the Board of Directors.

Four individuals have been delegated significant approval authority with respect to consumer loans. The Chief Executive Officer may approve any consumer loan up to $800,000. The Chief Lending Officer may individually approve any consumer loan up to $250,000. The additional approval of any member of the Consumer Loan Committee, which currently consists of the Chief Executive Officer, the Chief Lending Officer and four other members of the Company's senior management and officers, is required on loans between $250,000 and $700,000. A vice president in the lending department also has authority to individually approve consumer loans up to $250,000; however loans between $250,000 and $700,000 require the additional signature of the Chief Executive Officer or the Chief Lending Officer. Lastly, an officer of the Company has authority to approve automobile loans up to $35,000 and home equity loans up to $100,000. Loans greater than those limits require the approval of another member of the Consumer Loan Committee and home equity loans between $250,000 and $700,000 require the additional signature of either the Chief Executive Officer or the Chief Lending Officer. All consumer loans greater than $800,000 require the approval of the Board of Directors.

Additionally, various bank personnel have been delegated various levels of authority to approve new and used automobile loans and unsecured loans. These individuals' authority ranges from $15,000 to $25,000 for automobile loans and between $1,500 and $5,000 for unsecured loans.

Loan Originations, Purchases and Sales. The Company's lending activities are conducted by its salaried and commissioned loan personnel and through the use of 12 loan correspondents who solicit and originate adjustable-rate mortgage loans on behalf of the Company. These loan correspondents accounted for approximately 66% of the adjustable-rate mortgage loans originated by the Company in 1999. Loan correspondents are compensated by a commission that is based upon the origination fee charged to the borrower less payment of a portion of the origination fee to the Company, which currently is 50 basis points of the loan
amount.   All loans originated by loan correspondents are underwritten to conform to the Company's loan underwriting policies and procedures. Additionally, the Company uses a third party to solicit and originate automobile loans on behalf of the Company. This arrangement accounted for approximately 26.7% of the automobile loans originated in 1999. All of the loans originated by the third party are underwritten by the Company according to its underwriting policies and procedures. The Company is not an active purchaser of loans. At December 31, 1999, the Company serviced $157.1 million of loans for others.

The Company generally originates fixed-rate mortgage loans for portfolio but from time to time will sell such loans in the secondary market based on prevailing market interest rate conditions. Sales are generally to Freddie Mac, with servicing rights retained. Loan sale decisions are made by the Mortgage Pipeline Committee of the Company. The Company occasionally obtains forward or standby commitments from the prospective loan purchaser.

The following table presents total loans originated, sold and repaid during the periods indicated. The Company did not purchase any loans during the periods indicated.

                                                                                     For the Year Ended December 31,
                                                                             -----------------------------------------------
                                                                                   1999              1998            1997
                                                                             ---------------    ------------    ------------
                                                                                              (In thousands)
Loans at beginning of year                                                        $  913,346        $843,032        $752,644
Originations:
     Real estate:
          One to four-family                                                         214,994         182,982         117,109
          Residential construction                                                    41,922          27,536          18,998
          Multi-family                                                                     -               -             216
                                                                             ---------------    ------------    ------------
                      Total real estate loans                                        256,916         210,518         136,323
                                                                             ---------------    ------------    ------------
     Consumer:
                  Home equity loans and lines of credit                              165,214         136,761          88,221
                  All other                                                           38,427          46,831          55,285
                                                                             ---------------    ------------    ------------
                      Total consumer loans                                           203,641         183,592         143,506
                                                                             ---------------    ------------    ------------

                      Total loans originated                                         460,557         394,110         279,829
                                                                             ---------------    ------------    ------------
Deduct:
     Principal loan repayments, prepayments
         and other net                                                               325,858         306,392         178,793
     Loan sales                                                                       11,191          13,475           6,327
     Net loan charge-offs                                                                836           1,051           1,465
     Transfers to REO                                                                  1,486           2,878           2,856
                                                                             ---------------    ------------    ------------
                      Total deductions                                               339,371         323,796         189,441
                                                                             ---------------    ------------    ------------
Net increase in loans                                                                121,186          70,314          90,388
                                                                             ---------------    ------------    ------------
     Loans at end of year                                                         $1,034,532        $913,346        $843,032
                                                                             ===============    ============    ============


Loan Commitments. The Company issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 120 days from approval. At December 31, 1999, the Company had loan commitments and unadvanced loans and lines of credit totaling $235.0 million. See Note 12 of the Notes to Consolidated Financial Statements included in this report.

Loan Fees. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. On loans originated by correspondents, the Company generally pays a premium to compensate a correspondent for loans where the borrower is paying a higher rate on the loan.

The Company charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 1999, 1998 and 1997, the Company had $3.8 million, $1.5 million and $928,000, respectively, of net deferred loan costs. The Company amortized $502,000, $228,000 and $84,000 of net deferred loan costs during the years ended December 31, 1999, 1998 and 1997, respectively.

Nonperforming Assets and Delinquencies. All loan payments are due on the first day of each month. When a borrower fails to make a required loan payment, the Company attempts to cure the deficiency by contacting the borrower to seek payment. A late notice is mailed on the 16th day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 30th day of the month, the account is referred to an in-house collector. While the Company generally prefers to work with borrowers to resolve problems, the Company will institute foreclosure or other proceedings after the 90th day of a delinquency, as necessary, to minimize any potential loss.

Management informs the Board of Directors monthly of the amount of loans delinquent more than 60 days, all loans in foreclosure, and all foreclosed and repossessed property that the Company owns.

The Company ceases accruing interest on mortgage loans when principal or interest payments are delinquent 90 days or more. The following table presents information with respect to the Company's nonperforming assets at the dates indicated.

                                                                               At December 31,
                                     ----------------------------------------------------------------------------------------------
                                          1999                1998                1997                1996                1995
                                      --------------      --------------      --------------      --------------      --------------
                                                                           (Dollars in thousands)
Non-accruing loans:
     One-to-four-family real estate        $2,158              $3,683              $6,480              $6,119              $4,899
     Consumer                                 365                 303                 394                 389                 836
                                      --------------      --------------      --------------      --------------      --------------
         Total                              2,523               3,986               6,874               6,508               5,735
Real estate owned (REO)                       445                 720                 739               1,094               1,943
                                      --------------      --------------      --------------      --------------      --------------
         Total nonperforming assets        $2,968              $4,706              $7,613              $7,602              $7,678
                                      ==============      ==============      ==============      ==============      ==============

Total nonperforming loans as a
   percentage of total loans                0.24%               0.44%               0.81%               0.86%               0.84%
Total nonperforming assets as a
   percentage of total assets               0.16%               0.30%               0.52%               0.55%               0.60%

Interest income that would have been recorded for the year ended December 31, 1999, had nonaccruing loans been current according to their original terms amounted to approximately $200,000. Income on nonaccruing loans included in interest income for the year ended December 31, 1999 amounted to approximately $112,000.

Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair market value are expensed. At December 31, 1999, the Company had $445,000 of real estate owned, consisting primarily of one- to four-family residences.

Asset Classification. Regulators have adopted various regulations and practices regarding problem assets of savings institutions. These regulations give federal and state examiners the authority to identify problem assets during examinations and, if appropriate, require them to be classified.

There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention." Because substantially all of the Company's lending activities involve loans secured by residential real estate, the Company does not perform an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators. The Company does, however, regularly analyze the losses inherent in its loan portfolio and its non-performing loans in determining the appropriate level of the allowance for loan losses.

Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, and economic conditions.

The loan portfolio and other credit exposures are regularly reviewed by management to evaluate the adequacy of the allowance for loan losses. The methodology for assessing the appropriateness of the allowance includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In addition, the regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to make additional provisions for estimated losses.

In assessing the allowance for loan losses, loss factors are applied to various pools of outstanding loans and certain unused commitments. The Company segregates the loan portfolio according to risk characteristics (i.e., mortgage loans, home equity, consumer). Loss factors are derived using the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

In addition, management assesses the allowance for loan losses using factors that cannot be associated with specific credit or loan categories. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio. The allowance methodology reflects management's objective that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of probable credit losses.

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Company believes it has established its existing allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table presents an analysis of the Company's allowance for loan losses.

                                                                    At or For the Year Ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                           1999                1998                1997                1996                1995
                                     --------------      --------------      --------------      --------------      --------------
                                                                            (Dollars in thousands)

Allowance for loan losses,
     beginning of year                      $ 7,626             $ 6,277              $5,588              $4,484              $2,793
Charged-off loans:
     One to                                     900               1,145               1,481               1,117                 713
     four-family
     Other real                                   -                   -                  39                  37                   -
     estate
     Consumer                                    42                   9                  20                  16                   1
                                      --------------      --------------      --------------      --------------      --------------
        Total charged-off loans                 942               1,154               1,540               1,170                 714
Recoveries on loans previously
       charged off                              106                 103                  75                  24                   -
                                      --------------      --------------      --------------      --------------      --------------


Net loans charged-off                           836               1,051               1,465               1,146                 714
                                      --------------      --------------      --------------      --------------      --------------

Provision for loan losses                     2,030               2,400               2,154               2,250               2,405
                                      --------------      --------------      --------------      --------------      --------------
Allowance for loan losses,
        end of year                         $ 8,820             $ 7,626              $6,277              $5,588              $4,484
                                      ==============      ==============      ==============      ==============      ==============

Net loans charged-off to
        average loans                         0.09%               0.12%               0.18%               0.16%               0.11%
Allowance for loan losses to
        total loans                           0.85%               0.83%               0.74%               0.74%               0.66%
Allowance for loan losses to
        nonperforming loans                  349.58%             191.32%              91.32%              85.86%              78.19%
Net loans charged-off to
        allowance for loan losses              9.48%              13.78%              23.36%              20.51%              15.92%
Recoveries to charge-offs                     11.25%               8.93%               4.81%               2.05%                  -%

The following table presents the approximate allocation of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not indicative of future losses and does not restrict the use of any of the allowance to absorb losses in any category.

                                                            At December 31,
                  ------------------------------------------------------------------------------------------------------
                                        1999                                                   1998
                  -------------------------------------------              ---------------------------------------------
                                   % of             Percent                         % of                   Percent
                                 Allowance          of Loans                     Allowance                 of Loans
                                 in each           in Each                       in each                   in Each
                                 Category           Category                      Category                  Category
                                 to Total           to Total                       to Total                 to Total
                  Amount         Allowance           Loans       Amount            Allowance                 Loans
                 --------       ------------       -----------   --------        ---------------            -----------
                                                        (Dollars in thousands)

 Real estate
  loans           $  7,749           87.9%              71.5%       $  6,874            90.1%                    70.4%
 Consumer
  loans              1,071           12.1               28.5             752              9.9                      29.6
                   -------        -------            -------          --------        ---------             -----------
   Total
    allowance
    for loan
    losses        $  8,820          100.0%             100.0%        $ 7,626            100.0%                   100.0%
                   =======        =======            =======         ========        ==========             ===========

                                                             At December 31,
                ----------------------------------------------------------------------------------------------
                                  1997                                             1996
                --------------------------------------------       -------------------------------------------
                                 % of             Percent                      % of               Percent
                                Allowance          of Loans                   Allowance            of Loans
                                in each           in Each                      in each             in Each
                                Category           Category                   Category             Category
                                to Total           to Total                   to Total             to Total
                Amount          Allowance           Loans         Amount      Allowance             Loans
                --------       ------------       -----------    --------    ------------         -----------
                                                   (Dollars in thousands)
 Real estate
  loans         $  6,101           97.2%            71.4%        $   5,450          97.5%             73.6%
 Consumer
  loans              176            2.8              28.6              138           2.5              26.4
                 -------        -------            -------        --------        --------          ---------
  Total
   allowance
   for loan
   losses        $  6,277         100.0%            100.0%        $  5,588          100.0%         %  100.0
                 =======        =======            =======        ========         ========        ========

                                                1995
                                ---------------------------------------
                                             % of        Percent
                                            Allowance     of Loans
                                             in each      in Each
                                            Category      Category
                                            to Total      to Total
                                  Amount    Allowance      Loans
                                  -------  -----------   -------------
Real estate
 loans                          $  4,319        96.3%        75.0%
Consumer
 loans                               165          3.7         25.0
                                 -------       -------       ------
 Total
  allowance
  for loan
  losses                        $  4,484        100.0%       100.0%
                                ========        =======      =======

General. Under Connecticut law, the Bank has authority to purchase a wide range of investment securities. As a result of recent changes in federal banking laws, however, financial institutions such as the Bank may not engage as principals in any activities that are not permissable for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would not pose a significant risk to the Bank Insurance Fund and the Bank is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by the Bank to invest in certain listed stocks and/or registered stocks subject to certain conditions.

The Investment Subcommittee of the Asset/Liability Committee is responsible for developing and reviewing the Company's investment policy, which is designed to diversify the Company's assets, improve liquidity, and provide interest, dividend and capital gain income while optimizing the Company's tax position. The Investment Subcommittee meets weekly to evaluate potential investments. Investment decisions are made in accordance with the Company's investment policy and are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, market expectations, the Company's liquidity, income and collateral needs and how the investment fits within the Company's interest rate risk management strategy. In recent periods, the Company has attempted to enhance the average yield on the investment securities portfolio by reinvesting the proceeds of securities that have matured or repaid primarily into mortgage-backed securities and corporate and municipal bonds.

Currently, the Company's investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products or other derivative investments. The Company may amend its investment policy in the future to permit limited investment in derivative products, such as investment grade tranches of credit card receivables or other asset-backed securities.

The Company's investment policy divides investments into two categories, fixed income and equity portfolios. The fixed income portfolio is limited to debt issues, including mortgage-backed securities. The Company generally invests in securities which have an "A" rating or better from one or more of the rating agencies (e.g., Moody's and Standard & Poor's). All of the Company's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. The Company may make limited investments in private issue mortgage-backed securities in the future in an effort to enhance the average yield of the mortgage-backed securities portfolio.

The objective of the marketable equity securities portfolio is to produce capital gains through price appreciation and to lower taxable income through deductions permitted for a portion of dividends received. The total market value of the marketable equity securities portfolio, excluding Federal Home Loan Bank stock and auction market preferred stock, is limited by the investment policy to the lesser of 50% of total capital or 100% of Tier 1 capital. At December 31, 1999, the marketable equity securities portfolio totaled $74.1 million or 34.8% of its authorized limit. At December 31, 1999, the gross unrealized gains associated with the marketable equity securities portfolio were $61.3 million. The marketable equity securities portfolio is heavily weighted toward the financial sector. In order to diversify its risk, the Company intends to periodically sell a portion of this portfolio, realize the gains, and reinvest the proceeds of the sales into diversified equity mutual funds.

In addition to marketable equity securities, the Company invests in short-term auction market preferred stocks, that pay income treated as a dividend for tax purposes, reducing the Company's federal and state taxable income through the allowable deductions on such income. The Company's investment policy allows for investments in auction market preferred stock of up to 50% of its Tier 1 capital. In 1997, the Federal Deposit Insurance Corporation approved the request of the Bank to invest up to 50% of Tier 1 capital in auction market preferred stock, which exceeds the regulatory limit of 15% of Tier 1 capital.

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders' equity (accumulated other compensation income).

All of the Company's debt and mortgage-backed securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called or repaid before maturity in times of low market interest rates, resulting in lower yields on the reinvested proceeds. The marketable equity securities portfolio also carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

At December 31, 1999, all of the Company's investment securities and mortgage-backed securities were classified as "available for sale." The following table presents the amortized cost and fair value of the Company's securities, by type of security, at the dates indicated.

                                                                                 At December 31,
                                             ------------------------------------------------------------------------------
                                                       1999                       1998                         1997
                                             -----------------------     --------------------------------------------------
                                              Amortized        Fair       Amortized    Fair         Amortized         Fair
                                                 Cost          Value         Cost      Value          Cost            Value
                                             -----------------------     ----------------------      ----------------------
                                                                                  (In thousands)
Investment securities:
     U.S. Treasury notes and U.S.
        Government agencies                  $ 50,539      $ 50,288      $105,073      $105,834      $247,754      $248,207
     Corporate bonds                          267,341       264,161       143,702       144,164       114,660       114,828
     Other notes                                 --            --          49,189        49,207         1,303         1,455
     Municipal bonds                           22,738        22,260         1,000         1,037          --            --
     Marketable equity securities              13,145        74,123        12,027        77,431         8,671        67,542
     Auction preferred stock                   25,000        25,000        40,000        40,000          --            --
                                             --------      --------      --------      --------      --------      --------

           Total investment securities        378,763       435,832       350,991       417,673       372,388       432,032
                                             --------      --------      --------      --------      --------      --------

Mortgage-backed securities:
      U.S. Government and agency              224,916       219,861       170,390       172,855       131,710       132,817
      U.S. Agency issued collateralized
          mortgage obligations                123,365       121,560          --            --            --            --
                                             --------      --------      --------      --------      --------      --------
           Total mortgage backed
            securities                        348,281       341,421       170,390       172,855       131,710       132,817
                                             --------      --------      --------      --------      --------      --------

          Total securities                   $727,044      $777,253      $521,381      $590,528      $504,098      $564,849
                                             ========      ========      ========      ========      ========      ========

At December 31, 1999, the Company did not own any investment or mortgage-backed securities of a single issuer, other than U.S. government and agency securities, which had an aggregate book value in excess of 10% of the Company's equity at that date.

The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing, of the Company's debt securities at December 31, 1999, all of which are classified as "available for sale".

                                                              At December 31, 1999
                       ---------------------------------------------------------------------------------------------------
                                                        More than One Year to Five       More than Five Years to Ten
                               One Year or Less                    Years                            Years
                       ---------------------------------------------------------------------------------------------------
                                              Weighted                     Weighted                        Weighted
                              Carrying         Average    Carrying          Average      Carrying           Average
                               Value            Yield        Value           Yield          Value            Yield
                               -----            -----        -----           -----          -----            -----
                                                          (Dollars in thousands)

Investment securities:
    U.S. Treasury
     Notes and
       U.S. Government
        agencies              $ 20,457        5.02%        $ 29,831           6.14%     $   --                 -- %
   Corporate bonds and
    notes                       74,994        6.02          184,098           6.45         5,069             5.99
   Municipal bonds                --          --                477           6.53         7,635             6.91

Mortgage-backed
 securities:
   U.S. Government and
    Agency                        --          --             19,446           6.86          --                 --
   U.S. Agency issued
      collateralized
       mortgage
      obligations                 --          --               --          --               --                 --

                             ---------    ---------        --------     --------       ---------         ---------
        Total securities      $ 95,451        5.81%        $233,852        6.44%        $ 12,704             6.53%
                             =========    =========        ========     ========       =========         =========

                        -----------------------------------------------------------
                             More than Ten Years                Total
                        -----------------------------------------------------------
                                          Weighted                      Weighted
                            Carrying       Average        Carrying       Average
                             Value          Yield          Value          Yield
                             -----          -----          -----          -----
                                           (Dollars in thousands)


    U.S. Treasury
     Notes and
       U.S. Government
        agencies            $   --           -- %        $ 50,288           5.68%
   Corporate bonds and
    notes                       --           --           264,161           6.32
   Municipal bonds            14,148       7.70            22,260           7.40


Mortgage-backed
 securities:
   U.S. Government and
    Agency                   200,415       6.43           219,861           6.47
   U.S. Agency issued
      collateralized
       mortgage
      obligations            121,560       6.37           121,560           6.37
                           ---------    -------         ---------       --------
        Total securities    $336,123       6.46%         $678,130           6.36%
                           ---------    -------         ---------       --------

Deposit Activities and Other Sources of Funds

General. Deposits are the major external source of funds for the Company's lending and investment activities. In addition, the Company generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Company supplements its funding needs with borrowings from the Federal Home Loan Bank of Boston and through reverse repurchase agreements with broker-dealers. At December 31, 1999, the Company had borrowings from the Federal Home Loan Bank of Boston totaling $214.4 million. There were no reverse repurchase agreements outstanding at December 31, 1999.

Deposit Accounts. Nearly all of the Company's depositors reside in Connecticut. The Company offers a wide variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of interest-bearing checking, non-interest-bearing checking, regular savings, money market savings and certificates of deposit. The maturities of the Company's certificate of deposit accounts range from one month to five years. In addition, the Company offers retirement accounts, including Traditional IRAs, Roth IRAs, Simple IRAs, Money Purchase and Profit Sharing Plans and Simplified Employee Pension Plan Accounts. Going forward, the Company intends to offer commercial business products to businesses operating within its primary market area. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. The Company reviews its deposit mix and pricing weekly.

The Company believes it is competitive in the interest rates it offers on its deposit products. The Company determines the rates paid based on a number of factors, including rates paid by competitors, the Company's need for funds and cost of funds, borrowing costs and movements of market interest rates. The Company does not utilize brokers to obtain deposits and at December 31, 1999 had no brokered deposits.

The following table indicates the amount of the Company's jumbo certificates of deposit at December 31, 1999, by time remaining until maturity. Jumbo certificates of deposit have principal balances of $100,000 or more.

                                                        Weighted
                                                        Average
         Maturity Period                 Amount           Rate
----------------------------------    -----------   -------------
                                         (Dollars in thousands)

Three months or less                $      15,838            5.35%
Over 3 through 6 months                    20,942            5.31
Over 6 through 12 months                   20,104            4.95
Over 12 months                             18,721            5.51
                                      -----------   -------------
      Total                         $      75,605            5.27%
                                      ===========   =============

Borrowings. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to own capital stock in the Federal Home Loan Bank of Boston and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the advance. At December 31, 1999, the Company had the ability to borrow a total of approximately $908.9 million from the Federal Home Loan Bank of Boston. At that date, the Company had outstanding advances of $214.4 million. In addition to the borrowing facility with Federal Home Loan Bank of Boston, the Company has reverse repurchase agreement lines with major broker-dealers. While such agreements were utilized during 1999, there were no outstanding reverse repurchase agreements at December 31, 1999.

Trust Services

In 1996, the Bank established American Savings Trust Services as a department within the Bank that provides trust and investment services to individuals, partnerships, corporations and institutions. Consistent with the Company's operating strategy, the Company will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. The Company has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At December 31, 1999, the trust department managed 77 accounts with aggregate assets of $136.9 million, of which two accounts belonging to one relationship totaled $51.0 million or 37.3% of the Trust department's total assets at December 31, 1999.

Subsidiary Activities

The following are descriptions of the Bank's wholly owned subsidiaries, which are indirectly owned by the Company.

American Investment Services, Inc. American Investment Services, Inc., through an arrangement with a third party registered broker-dealer, offers to the customers of the Bank a complete range of investment products, including mutual funds, debt, equity and government securities and fixed and variable annuities. American Investment Services receives from the broker-dealer a portion of the commissions generated from the sale of the products. American Investment Services is also licensed as an insurance producer by the State of Connecticut. In this capacity, American Investment Services engages directly in certain insurance sales activities, offering a wide variety of insurance products as well as the sale of fixed annuities. For 1999 and 1998, American Investment Services generated net income before taxes of $440,000 and $325,000, respectively.

ASB Mortgage Servicing Company. ASB Mortgage Servicing Company was established in February 1999 to service and hold loans secured by real property. ASB Mortgage was established to qualify as a "passive investment company" for Connecticut income tax purposes. Income earned by a qualifying passive investment company is exempt from Connecticut income tax which resulted in income tax savings to the Company of approximately $254,000 for the year ended December 31, 1999. See "Connecticut Taxation" Item 1 - Description of Business.

Charitable Foundations

In connection with the Conversion in 1999, the Company established American Savings Charitable Foundation, which will make grants and donations to non-profit and community groups within the communities where the Company operates. The Company believes that this newly formed foundation will enable the Company and the Bank to assist within the communities in which they operate in areas beyond community development and lending and will enhance its current activities under the Community Reinvestment Act. The American Savings Charitable Foundation was funded with 2,138,600 shares of common stock of the Company. The Company believes that funding American Savings Charitable Foundation with the Company's common stock will allow the Company's community to share in the growth and success of the Company. The Foundation's current Board of Directors consists of current directors and officers of the Company. At December 31, 1999, American Savings Charitable Foundation had assets with a fair value of approximately $26.9 million.

In 1995, the Bank established a private charitable foundation, American Savings Bank Foundation, Inc. Since its inception, this foundation provided grants to charitable organizations that focus primarily on children and education scholarships to qualified students in the communities in which the Company operates; however going forward, American Savings Bank Foundation, Inc. expects to dedicate its funding exclusively to providing scholarships. American Savings Bank Foundation, Inc. was funded initially by a $500,000 donation from the Bank. In 1999, 1998 and 1997, the Bank contributed to American Savings Bank Foundation, Inc. marketable equity securities with a fair value of approximately $212,000, $3.6 million, and $4.3 million, respectively. The foundation's current 12 member Board of Trustees consists of current directors, officers and employees of the Bank. The Bank will continue to maintain American Savings Bank Foundation, Inc.; however, the Bank does not expect to make any further contributions to American Savings Bank Foundation, Inc. At December 31, 1999, American Savings Bank Foundation, Inc. had assets with a fair value of approximately $11.3 million.

Regulation and Supervision

As a savings bank chartered by the State of Connecticut, the Bank is extensively regulated under state law by the Connecticut Banking Commissioner with respect to many aspects of its banking activities. In addition, as a bank whose deposits are insured by the Federal Deposit Insurance Corporation under the Bank Insurance Fund, the Bank must pay deposit insurance assessments and is examined and supervised by the Federal Deposit Insurance Corporation. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not its stockholders.

The Company is required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision, the Connecticut Banking Commissioner and the Securities and Exchange Commission under the federal securities laws. The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations.

The Bank and the Company are extensively regulated and supervised. Regulations, which affect the Company on a daily basis, may be changed at any time, and the interpretation of the relevant law and regulations may also change because of new interpretations by the authorities who interpret those laws and regulations. Any change in the regulatory structure or the applicable statutes or regulations, whether by the Connecticut Banking Commissioner, the State of Connecticut, the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or the Congress, could have a material impact on the Company.

Connecticut Banking Laws and Supervision

The Connecticut Banking Commissioner regulates the Bank's internal organization as well as its deposit, lending and investment activities. The approval of the Connecticut Banking Commissioner is required, among other things, for the establishment of branch offices and business combination transactions. The Connecticut Banking Commissioner conducts periodic examinations of the Bank.
The Federal Deposit Insurance Corporation also regulates many of the areas regulated by the Connecticut Banking Commissioner and federal law may limit some of the authority provided to the Bank by Connecticut law.

Lending Activities. Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 25% of the Bank's equity and reserves for loan and lease losses.

A savings bank may pay cash dividends out of its net profits. For purposes of this restriction, "net profits" means the remainder of all earnings from current operations. Further, the total of all dividends declared by a savings bank in any calendar year may not exceed the sum of the bank's net profits for the year in question combined with its retained net profits from the preceding two calendar years. Additionally, earnings appropriated to reserves for loan losses and deducted for federal income tax purposes are not available for cash dividends without the payment of taxes at the then current income tax rates on the amount used. Federal law also prevents an institution from paying dividends or making other capital distributions if doing so would cause it to become "undercapitalized." The Federal Deposit Insurance Corporation may limit a savings bank's ability to pay dividends. No dividends may be paid to the Bank's stockholder if such dividends would reduce stockholder's equity below the amount of the liquidation account required by the Connecticut conversion regulations.

Branching Activities. Any Connecticut-chartered bank meeting certain statutory requirements may, with the Connecticut Banking Commissioner's approval, establish and operate branches in any town or towns within the state. In 1996, legislation was enacted which permits banks to establish mobile branches with the Connecticut Banking Commissioner's approval.

Investment Activities. In 1996, legislation was enacted which requires the board of directors of each Connecticut bank to adopt annually and to periodically review an investment policy governing investments by such bank, which policy must establish standards for the making of prudent investments. In addition, Connecticut law now permits Connecticut banks to sell fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner.

Further, legislation was enacted in 1996 which expands the ability of Connecticut banks to invest in debt securities and debt mutual funds. Prior to the legislation, Connecticut banks could invest in debt securities and debt mutual funds without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities and debt mutual funds, if the debt securities and debt mutual funds were rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of debt securities and debt mutual funds of any one issuer did not exceed 15% of the Bank's total equity capital and reserves for loan and lease losses and the total amount of all its investments in debt securities and debt mutual funds did not exceed 15% of its assets. In 1996, these percentages each were increased to 25%. In addition, prior to 1996, the percentage limitation described above also applied to certain government and agency obligations. As a result of the 1996 legislation, this limitation was deleted for such obligations.

The 1996 legislation also expanded the ability of Connecticut banks to invest in equity securities and equity mutual funds. Connecticut banks now may invest in equity securities and equity mutual funds without regard to any other liability to the Connecticut bank of the issuer of equity securities and equity mutual funds, so long as the total amount of equity securities and equity mutual funds of any one issuer does not exceed 25% of the bank's total equity capital and reserves for loan and lease losses and the total amount of the bank's investment in all equity securities and equity mutual funds does not exceed 25% of its assets. Prior to the enactment of this legislation, Connecticut banks could invest up to 15% of their assets in equity securities and equity mutual funds of corporations incorporated and doing a major portion of their business in the U.S.

Recent Legislation. Connecticut legislation enacted in 1999 authorizes a new form of Connecticut bank to be known as an uninsured bank. An uninsured bank does not accept retail deposits and is not required to insure deposits with the Federal Deposit Insurance Corporation. The 1999 legislation also authorizes Connecticut banks with the prior approval of the Connecticut Banking Commissioner to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Federal Bank Holding Company Act or the Home Owners' Loan Act or the regulations promulgated thereunder. The legislation also authorizes a Connecticut bank to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Connecticut Banking Commissioner unless the Connecticut Banking Commissioner disapproves the activity.

Enforcement. Under Connecticut law, the Connecticut Banking Commissioner has extensive enforcement authority over Connecticut banks and, under certain circumstances, affiliated parties, insiders, and agents. The Connecticut Banking Commissioner's enforcement authority includes: cease and desist orders, receivership, conservatorship, removal of officers and directors, emergency closures, dissolution, and liquidation. Fines for violations range up to $7,500.

Federal Regulations

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships).

The Federal Deposit Insurance Corporation has also adopted risk-based capital guidelines to which the Bank is subject. The Federal Deposit Insurance Corporation guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weighting of 100%.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, a portion of the net unrealized gain on equity securities and other capital instruments. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier 1 capital.

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy

As a savings and loan holding company regulated by the Office of Thrift Supervision, the Parent Company is not subject to any separate regulatory capital requirements.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. Most recently, the agencies have issued guidelines for Year 2000 computer compliance. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities

Since the enactment of the Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation regulations thereunder permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Federal Deposit Insurance Corporation has recently adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These revisions, among other things, streamline the application procedures for healthy banks and impose quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the Federal Deposit Insurance Corporation, must have been divested by December 19, 1996, under a Federal Deposit

Insurance Corporation-approved divestiture plan, unless such investments were grandfathered by the Federal Deposit Insurance Corporation. The Bank received grandfathering authority from the Federal Deposit Insurance Corporation in March 1993 to invest in listed stocks and/or registered shares. However, the maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathering authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 1999, the Company had $99.1 million of securities which were held under such grandfathering authority

Interstate Branching

Until recently, branching across state lines was not generally available to a state bank. Out-of-state branches of banking institutions are authorized under the Connecticut Banking Law, but similar authority does not exist generally under the laws of most other states. The Interstate Banking Act permitted, beginning June 1, 1997, the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. In 1995, Connecticut affirmatively "opted-in" to the provisions of the Interstate Banking Act. Accordingly, the Interstate Banking Act, beginning June 1, 1997, permitted a bank to acquire branches in a state other than Connecticut unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that are equal to or less than 2%. As of December 31, 1999, the Bank was a "well capitalized" institution.

"Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. In a holding company context, at a minimum, the parent holding company of a savings institution and any companies, which are controlled, by such parent holding company are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such savings institution's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term "covered transaction" includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings institution or its subsidiary as similar transactions with nonaffiliates.

Further, Section 22(h) of the Federal Reserve Act restricts an institution with respect to loans to directors, executive officers, and principal stockholders ("insiders"). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to American Savings' employees and does not give preference to the insider over the employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Enforcement

The Federal Deposit Insurance Corporation has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

The Federal Deposit Insurance Corporation has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." See "--Prompt Corrective Regulatory Action." The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts

The Federal Deposit Insurance Corporation has adopted a risk-based insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. Bank Insurance Fund members are currently assessed about 1.2 basis points, which is generally 20% of the amount charged Savings Association Insurance Fund members. Effective January 1, 2000, full pro rata sharing of the payments between Bank Insurance Fund and Savings Association Insurance Fund members will occur. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of American Savings.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution is in an unsafe or unsound condition to continue operations, has engaged in unsafe or unsound practices, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.3 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Community Reinvestment Act

Under the Community Reinvestment Act, as implemented by Federal Deposit Insurance Corporation regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. The Bank's latest Community Reinvestment Act rating, received from the Federal Deposit Insurance Corporation was "Outstanding."

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 1999 of $16.4 million.
At December 31, 1999, the Bank had $214.4 million in Federal Home Loan Bank of Boston advances.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.
These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998 and 1997, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $762,000, $578,000 and $540,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Holding Company Regulation

The Parent Company is regulated as a non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Parent Company is required to register with the Office of Thrift Supervision and will have to adhere to the Office of Thrift Supervision's regulations and reporting requirements. In addition, the Office of Thrift Supervision may examine and supervise the Parent Company and the Office of Thrift Supervision has enforcement authority over the Parent Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the Office of Thrift Supervision at least 30 days before declaring any dividend to the Parent Company.

Under current law, as a unitary savings and loan holding company, the Parent Company generally would not be restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test, described below. Upon any non-supervisory acquisition by the Parent Company of another savings association as a separate subsidiary, the Parent Company would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. The Home Owners' Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act.

The Home Owners' Loan Act prohibits a savings and loan holding company from, directly or indirectly, acquiring more than 5% of the voting stock of another savings association or savings and loan holding company or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the Office of Thrift Supervision. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the Company and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 1999, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments.

Connecticut Holding Company Regulations. Under Connecticut banking law, no person may acquire beneficial ownership of more than 10% of any class of voting securities of a Connecticut-chartered bank, or any bank holding company of such a bank, without prior notification of, and lack of disapproval by, the Connecticut Banking Commissioner. The Connecticut Banking Commissioner will disapprove the acquisition if the bank or holding company to be acquired has been in existence for less than five years, unless the Connecticut Banking Commissioner waives this requirement, or if the acquisition would result in the acquirer controlling 30% or more of the total amount of deposits in insured depository institutions in Connecticut. Similar restrictions apply to any person who holds in excess of 10% of any such class and desires to increase its holdings to 25% or more of such class.

Federal Income Taxation

General. The Company and the Bank intend to report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and the Bank in the same manner as to other corporations with some exceptions, including particularly the Banks' reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1994.

Bad Debt Reserves. For fiscal years beginning before December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986, as amended, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.

Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $24.6 million of the Bank's accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a "non-dividend distribution" to the Parent Company.

Connecticut Taxation

The Company is subject to the Connecticut Corporate Business tax. The Company is eligible to file a combined Connecticut income tax return and will pay the larger of the regular corporation business tax (income tax) or a capital stock tax, but no less than a nominal minimum tax.

Connecticut income tax is based on the federal taxable income before net operating loss and special deductions of the Company and makes certain modifications to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (8.5% for 1999 and 7.5% for 2000 and thereafter) to arrive at Connecticut income tax.

Connecticut capital stock tax is computed as the average value of the Company's issued and outstanding capital stock, including treasury stock at par or face value, fractional shares, scrip certificates convertible into stock and amounts received on capital stock subscriptions plus the average value of its surplus and undivided profit and the average value of its surplus reserves less the average value of any deficit carried on its balance sheets and the average value of any stock it owns in private corporations, including treasury shares. The average capital calculated so computed is then multiplied by the Connecticut capital tax rate of 0.31% per dollar not to exceed $1 million.

In May 1998 the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut Corporate Business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. However, the Company will remain liable for the capital stock tax.

Item 2.       Description of Properties
-------

The Company currently conducts its business through its main office located in New Britain, Connecticut, and 16 other full-service banking offices. The Company believes that its facilities will be adequate to meet its present and immediately foreseeable needs.

                                                                                                       Net Book
                                                                                                        Value
                                                       Original                                        of Property
                                                         Year                                         or Leasehold
                                      Leased            Leased                 Date                  Improvements
                                        or                or                 of Lease                 At December
Location                              Owned            Acquired             Expiration                 31, 1999
--------                            --------         -----------           ------------             --------------
                                                                                                    (In thousands)
Administrative Office:

102 West Main Street                  Owned                 1995                     --                     $2,314
New Britain, Connecticut
 06051

Banking Offices:

178 Main Street                       Owned                 1901                     --                      3,849
New Britain, Connecticut
 06051

655 West Main Street                  Owned                 1961                     --                        289
New Britain, Connecticut
 06053

1133 Main Street                      Owned                 1965                     --                        736
Newington, Connecticut
 06111

123 East Main Street                  Owned                 1966                     --                        253
Plainville, Connecticut
 06062

Route 195                             Leased                1975                   2000(1)                      51
Mansfield, Connecticut
 06250

25 New London Turnpike                Owned                 1976                     --                        143
Glastonbury, Connecticut
 06033

184 Route 81                          Leased                1977                   2002(1)                      38
Killingworth, Connecticut
 06419

143 South Main Street                 Leased                1980                   2000(2)                      75
West Hartford,
 Connecticut 06107

587 Hartford Road                     Leased                1980                   2000(2)                      87
New Britain, Connecticut
 06053

25 Wells Road                         Leased                1986                   2006                         81
Wethersfield, Connecticut
 06109

252 Allen Street                      Leased                1988                   2003(1)                      70
New Britain, Connecticut
 06053

714 Hopmeadow Street                  Leased                1988                   2008(3)                      62
Simsbury, Connecticut
 06070

29 South Main Street                  Leased                1996                   2001(2)                      17
West Hartford,
 Connecticut 06107

315 West Main Street                  Leased                1997                   2005                        279
Avon, Connecticut 06001

1127 Farmington Avenue                Leased                1998                   2018(4)                     498
Berlin, Connecticut 06037

747 Farmington Avenue                 Leased                1998                   2003(3)                     178
New Britain, Connecticut
 06053

632 Cromwell Avenue                   Leased                1998                   2003(2)                     336
Rocky Hill, Connecticut                                                                                     ------
 06067

                                                                                                            $9,356
                                                                                                            ======

(1) The Company has an option to renew this lease for an additional five-year period.
(2) The Company has an option to renew this lease for two additional five-year periods.
(3) The Company has an option to renew this lease for three additional five-year periods.
(4) The Company has an option to renew this lease for four additional five-year periods.

Item 3.     Legal Proceedings
-------

Periodically there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business.
Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4.      Submission of Matters to a Vote of Security Holders
-------

None

                                    PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder
-------
            Matters

The Company's common stock is quoted on the Nasdaq Stock Market under the symbol "AMFH". As of December 31, 1999, there were 28,871,100 shares of common stock outstanding. The reported high and low bid information of the common stock from November 30, 1999, its initial trading date, to December 31, 1999 were $12.938 and $11.188, respectively.

As of March 16, 2000 the Company had 6,402 shareholders of record.

The Parent Company is subject to the laws of the state of Delaware which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and /or the immediately preceding fiscal year.

The payment of dividends by the Parent Company could be dependent, in a large part, upon the receipt of dividends from the Bank. The Bank is subject to certain restrictions which may limit its ability to pay dividends to the Parent Company. See Note 9 of Notes to the Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the liquidation account and regulatory capital requirements on the Bank's ability to pay dividends. No dividends were paid in 1999. Management intends, in the near future, to develop a dividend policy.

Use of Proceeds

The following information is provided with the Parent Company's sale of its common stock as part of the Conversion.

a. The effective date of the Registration Statement on Form S-1 (File No. 333-84463) was October 12, 1999.

b. The offering was consummated on November 30, 1999 with the sale of all securities registered pursuant to the Registration Statement. Sandler O'Neill & Partners, L.P. acted as marketing agent for the offering.

c. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 44,920,035 shares which represented an aggregate amount of $449.2 million. The amount included 26,732,500 shares (or $267.3 million) sold in the offering and 2,138,600 shares (or $21.3 million) issued to American Savings Charitable Foundation.

d. Expenses incurred in connection with the conversion and offering were $6.3 million, including expenses paid to and for underwriters of $3.5 million, attorney and accounting fees of $1.5 million and other expenses of $1.3 million. The net proceeds resulting from the offering after deducting expenses was $261.0 million.

e. The net proceeds were primarily invested in high quality corporate debt obligations, mortgage-backed securities and municipal bonds.

Item 6.      Selected Financial Data
------

Set forth below are selected consolidated financial and other data of the Company. This financial data is derived in part from, and should be read in conjunction with, the Company's audited consolidated financial statements and related notes.

                                                        At December 31,
                             -------------------------------------------------------------------

                                 1999          1998          1997          1996          1995
                             -----------   -----------   -----------   -----------   -----------
                                                    (Dollars in thousands)
Selected Financial Data:
    Total assets            $  1,886,153   $ 1,590,451  $  1,475,262  $  1,385,844  $  1,290,279
    Loans, net                 1,029,531       907,254       837,683       747,540       678,822
    Securities
     Mortgage-backed
      securities:
     Available for sale           341,421       172,855       132,817       103,677       111,046
     Held to maturity                  -             -             -             -             -
    Investment securities:
     Available for sale          435,832       417,673       432,032       441,401       368,146
     Held to maturity                  -             -             -             -             -
    Deposits                   1,118,881     1,143,754     1,096,398     1,075,558     1,053,464
    FHLB advances                214,444       120,244        80,244        50,244           244
    Total stockholders'          531,452       280,984       258,141       230,164       210,801
    equity
    Real estate owned                445           720           739         1,094         1,943
    Nonperforming loans            2,523         3,986         6,874         6,508         5,735

Selected Operating Data:
    Total interest and
     dividend income         $   106,033   $    98,989  $     95,255  $     88,488  $     83,813
    Total interest expense        56,444        54,067        52,507        49,051        43,990
                             -----------   -----------   -----------   -----------   -----------

     Net interest income          49,589        44,922        42,748        39,437        39,823
    Provision for loan
     losses                        2,030         2,400         2,154         2,250         2,405
                             -----------   -----------   -----------   -----------   -----------
    Net interest income
     after provision for
     loan losses                  47,559        42,522        40,594        37,187        37,418
    Non-interest income:
     Service charges and           4,613         4,114         2,449         2,345         1,896
      fees
     Net gain on
      sale/contribution
      of securities                2,850         6,696         4,655         3,950         2,877
     Other                           500           454           601           371           508
    Total non-interest
     expense                      50,928        26,705        21,946        19,496        18,298
                             -----------   -----------   -----------   -----------   -----------
    Income before income
     taxes                         4,594        27,081        26,353        24,357        24,401
    Income taxes                   1,811         9,066         8,093         8,627         9,222
                             -----------   -----------   -----------   -----------   -----------
    Net income               $     2,783   $    18,015   $    18,260   $    15,730   $    15,179
                             ===========   ===========   ===========   ===========   ===========

The decline in net income in 1999 primarily resulted from a $21.4 million common stock contribution to the newly formed American Savings Charitable Foundation at the time of the Conversion.

                                                                              At or for the Year Ended December 31,
                                                           ------------------------------------------------------------------------
                                                               1999          1998             1997           1996             1995
                                                           ---------     ---------      -----------      ---------      -----------
Selected Operating Ratios and Other
 Data
Performance Ratios:
   Interest rate spread                                         2.36%         2.45%            2.47%          2.43%            2.80%
   Net interest margin                                          3.16          3.20             3.20           3.15             3.50
   Net interest income after provision
    for loan
     loan losses to non-interest                               93.38        159.23           184.70         190.28           204.49
      expense
   Non-interest expense as a percent of
     average assets (excluding all Foundation                   1.77          1.52             1.38           1.32             1.46
      contributions)
   Efficiency ratio (excluding all Foundation                  54.05         46.19            42.89          41.10            42.15
    contributions) (1)
   Return on average assets                                     0.17          1.20             1.29           1.19             1.24
   Return on average equity                                     0.91          6.76             7.56           7.28             7.94
   Ratio of average equity to average                          18.36         17.78            17.01          16.41            15.68
    assets
   Book value per share                                    $   18.41             -                -              -                -

Regulatory Capital Ratios
   Leverage capital ratio                                      23.00%        16.35%           15.95%         15.33%           15.52%
   Risk-based capital ratio                                    38.00         29.19            30.30          29.79            30.84

Asset Quality Ratios
   Nonperforming assets as a percent of total assets            0.16%         0.30%            0.52%          0.55%            0.60%
   Allowance for loan losses as a
    percent
     of total loans                                             0.85          0.83             0.74           0.74             0.66
   Allowance for loan losses as a
    percent of
     nonperforming loans                                      349.58        191.32            91.32          85.86            78.19

_________________________
(1) Efficiency ratio is net interest income plus non-interest income exclusive of securities gains divided into non-interest expense exclusive of all Foundation contributions.

Item 7.      Management's Discussion and Analysis of Financial Condition and
-------      Results of Operations

General

The Company's results of operations depend primarily on net interest income, which is the difference between interest income earned on the Company's interest-earning assets, primarily loans and securities, and the interest expense on the Company's interest-bearing liabilities, consisting of deposits and borrowings. The Company also generates non-interest income from service charges and other fees earned on fee-based activities such as trust operations, insurance sales, and investment services provided by the Bank's wholly owned subsidiary, American Investment Services, Inc. The Company's non-interest expenses consist of charitable contributions, employee compensation and benefits, occupancy expense, furniture and fixture expense, advertising, outside services and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, and government policies and regulations.

Operating Strategy

The Company is the parent company to an independent, community-oriented savings bank that delivers quality customer service and offers a wide range of deposit, loan and investment products to its customers. In recent years, the Company's strategy has been to enhance profitability by increasing sources of non-interest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Company has sought to:

  . Provide superior customer service by expanding delivery systems through the opening of new branches, establishing a customer call center and increasing the functionality of its ATM network.

  . Increase fee income by broadening non-depository product offerings and services, including expansion of its trust services, and establishment of a new subsidiary, American Investment Services, Inc., to provide a wide array of investment offerings through financial service specialists and representatives.

  . Increase loan production through an expanded correspondent network and market area.

  . Control credit risk by focusing on the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit.

  . Monitor and control interest rate risk primarily by selling longer-term fixed rate loans as market interest rate conditions dictate and investing in shorter-term mortgage-backed securities.

  . Invest funds in excess of loan demand primarily in mortgage-backed securities and investment grade debt.

  . Invest in technological enhancements to increase productivity and efficiency.

Comparison of Financial Condition at December 31, 1999 and 1998.

Total assets increased $295.7 million, or 18.6%, to $1.89 billion at December 31, 1999 from $1.59 billion at December 31, 1998. The increase was primarily attributable to the increase in, and deployment of funds received as a result of the Conversion. A $122.3 million increase in loans and a $186.7 million increase in investments and mortgage-backed securities was partially offset by a $28.4 million decrease in federal funds sold. The increase in investments and mortgage-backed securities reflects management's strategy to enhance the Company's return on the conversion proceeds by investing in high quality corporate debt obligations, mortgage-backed securities, and municipal bonds. The increase in loans occurred primarily in one-to four-family and home equity loans and lines of credit due to strong demand for new housing, expansion of the Company's loan markets in 1999 and an increase in loan originations resulting from refinancing activity. The loan originations and investment purchases were funded in part with short-term borrowings and proceeds from the stock offering.

Deposits were $1,118.9 million at December 31, 1999, compared with $1,143.8 million at December 31, 1998. The $24.9 million decrease resulted primarily from a $37.8 million decrease in certificates of deposit and retirement accounts partially offset by increases totaling $12.9 million in our core accounts such as demand, savings, money market and NOW accounts. The increase in lower cost demand, savings, money market and NOW accounts resulted from the opening of three new branches in late 1998 and more aggressive marketing of these products. Deposits were also impacted because approximately $23.6 million of deposits were used by deposit holders to fund their purchases of the Company's common stock in the Conversion. Of this amount, $16.2 million came from certificates of deposit, and Retirement accounts and the remainder from savings accounts. Advances from the Federal Home Loan Bank increased $94.2 million to $214.4 million at December 31, 1999 from $120.2 million at December 31, 1998. Additionally, during the year and prior to receiving the conversion proceeds, the Company generated and repaid $52.5 million in funds by entering into reverse repurchase agreements. Escrow deposits decreased $10.3 million from $10.7 million at December 31, 1998 to $356,000 at December 31, 1999 due to the timing of payments made for property taxes during the fourth quarters of 1999 and 1998. The net deferred income tax liability declined $15.0 million to $11.8 million at December 31, 1999 compared to $26.8 million at December 31, 1998. This decline reflects a decrease in the net deferred tax liability for the unrealized gain on total securities available for sale and an increase in the deferred tax asset for the contribution carryforward for tax purposes.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $3.0 million at December 31, 1999 compared to $4.7 million at December 31, 1998. The decrease was primarily due to a $1.5 million decrease in nonperforming loans to $2.5 million at December 31,1999, compared to $4.0 million at December 31, 1998. The decline in nonperforming loans was primarily attributable to the improved financial condition of borrowers, which management attributes to a strengthening economy. Real estate owned declined $275,000 to a balance of $445,000 at December 31, 1999 due to a greater amount of dispositions of foreclosed properties than the amount of foreclosed properties transferred to real estate owned.

Total equity increased $250.5 million to $531.5 million at December 31, 1999 compared to $281.0 million at December 31, 1998, primarily as a result of the stock offering in the fourth quarter of 1999 and net income for the year. The issuance of common stock increased equity by $282.4 million. This increase was partially offset by a $9.6 million decline in accumulated other comprehensive income resulting from a decline in the after-tax net unrealized gains on total securities. In addition, the Company, in conjunction with its stock offering, adopted an Employee Stock Ownership Plan. This plan purchased 2.3 million shares of the Company's common stock, which will be held in suspense until they are allocated to the participants in the plan. The shares held in suspense are initially reflected as a $25.7 million reduction to equity. As shares are allocated to participants over the remaining 19 years of the original 20-year plan, this reduction to equity will decline.

Comparison of Operating Results for the Years Ended December 31, 1999 and 1998

Net Income. Net income decreased by $15.2 million, or 84.6%, to $2.8 million for 1999, compared to $18.0 million for 1998. The decrease in 1999 was primarily attributable to an increase in non-interest expense of $24.2 million (including a $21.4 million charitable contribution, discussed below) and a decrease in non-interest income of $3.3 million, partially offset by an increase of $4.7 million in net interest income and a decrease in income taxes of $7.3 million.

Net Interest Income. Net interest income increased $4.7 million, or 10.4%, to $49.6 million for 1999. Total interest and dividend income increased $7.0 million to $106.0 million in 1999, as compared to $99.0 million in 1998. The increase in interest income was due primarily to a $169.6 million increase in average daily interest earning assets to $1.57 billion in 1999 from $1.40 billion in 1998, partially offset by a decrease of 31 basis points in the weighted average yield on earning assets in 1999. The decline in the average yield on earning assets was primarily due to declining general market interest rates in 1998, resulting in lower yields on earning assets originated throughout 1998 and through the first half of 1999. Interest income on loans increased $2.9 million, or 4.4%, to $69.7 million in 1999 compared to $66.8 million in 1998. This increase was due to a $91.4 million increase in the average daily balance of loans outstanding, offset by a 41 basis point decrease in the average yield. In addition, interest income on mortgage-backed securities increased $5.5 million, or 60.3%, in 1999 compared to the prior year, due to a $97.2 million increase in the average balance, partially offset by a decrease of 47 basis points in the average yield. The increase in interest income on loans and mortgage-backed securities was partially offset by a decrease in interest and dividend income on investment securities of $1.3 million, to $19.3 million in 1999 compared to $20.6 million in 1998. The decrease in interest and dividend income on investment securities was primarily due to a decrease in the average balance of $19.2 million, or 5.5%.

Total interest expense for 1999 amounted to $56.4 million, an increase of $2.38 million or 4.4%, compared to $54.1 million in 1998. Interest expense on borrowings increased $5.3 million or 101.2%, to $10.5 million in 1999 compared to $5.2 million in 1998, primarily due to an increase in the average daily borrowings during 1999. Average daily borrowings increased $90.4 million, or 108.5%, to $173.7 million in 1999 as compared to $83.3 million in 1998. The effect of this volume increase was partially offset by a 22 basis point decrease in the average rate paid on borrowings, from 6.29% in 1998 to 6.07% in 1999.
The increase in borrowings was used to fund the growth in loans and mortgage-backed securities. The increase in interest expense resulting from increased borrowings was partially offset by a decrease in interest expense on certificates of deposit. Interest on certificates of deposit and retirement accounts declined $3.4 million, or 8.1%, to $39.0 million in 1999 compared to $42.4 million in 1998, primarily due to a decline in the average rate paid. The average rate paid on certificates of deposit and retirement accounts declined from 5.45% in 1998 to 5.05% in 1999. In addition the average daily balance declined $6.6 million, to $771.5 million in 1999 from $778.1 million in 1998. Interest on deposits, other than certificates of deposit, increased $517,000, primarily due to increases in the average daily balances in 1999 as compared to 1998.

Provision for Loan Losses. The provision for loan losses amounted to $2.0 million in 1999, a $370,000 decrease from the $2.4 million in 1998. This decrease reflects management's assessment of the losses inherent in the loan portfolio, as well as current economic conditions. In determining the provision for 1999, management also considered the decline in nonperforming loans which totaled $2.5 million and $4.0 million at December 31 1999 and 1998, respectively. At December 31, 1999, the allowance for loan losses was $8.8 million, representing 350% of nonperforming loans and 0.85% of total loans. This compared to the allowance for loan losses of $7.6 million at December 31, 1998, representing 191% of nonperforming loans and 0.83% of total loans. See Item 1 - "Description of Business - Lending Activities - Allowance for Loan Loss" for a discussion of the Company's loan loss allowance.

Non-interest Income. Non-interest income decreased $3.3 million, or 29.3%, to $8.0 million for the year ended December 31, 1999. This decrease was primarily due to a decrease of $3.8 million in gains on the sales and contributions of investments. In 1998, the Company made a contribution to the American Savings Bank Foundation, in the form of appreciated investment securities. This contribution resulted in the Company recognizing a $3.5 million gain, which was not subject to income tax. In 1999, the remainder of the appreciated securities pledged to the Foundation were sold resulting in a gain of $209,000. The Company does not plan to make any further contributions to this foundation due to the establishment of a new foundation, The American Savings Charitable Foundation (See discussion under non-interest expense). The gain on the sale of investment securities decreased $508,000 to $2.6 million in 1999. In 1999, the Company recorded $5.7 million in gains on the sale of equity securities and equity mutual funds, partially offset by a $3.1 million loss on the sale of corporate, mortgage-backed and U.S. Agency notes. Nearly all of the loss resulted from a restructuring of the Company's investment portfolio in December of 1999. Service charges and fees increased $500,000 in 1999 over 1998. This increase was due to the implementation of a new service charge structure, as well as increased transaction accounts and increased fees following the commencement of operations of American Financial Services, Inc., the Company's financial services subsidiary in January 1998.

Non-interest Expense. Non-interest expense increased $24.2 million to $50.9 million in 1999 as compared to $26.7 million in 1998, primarily due to a contribution of $21.4 million of Company common stock to the newly formed American Savings Charitable Foundation (The Charitable Foundation). The Charitable Foundation, which was established in connection with the Conversion, will make grants and donations to non-profit organizations and community groups within the communities where the Company operates. The Company made the contribution of common stock to continue its long standing commitment to the local communities and with the belief that it will allow the community to share in the growth and success of the Company. Salaries and employee benefits increased $5.3 million to $17.6 million in 1999 compared to $12.3 million in 1998 as a result of charges associated with the restructuring of the Company's compensation plans to align them with other publicly-traded financial institutions and holding companies, and to a lesser extent, due to general salary increases and additional staffing associated with the opening of three new branches. Outside services increased $705,000 to $2.6 million in 1999, compared to $1.9 million in 1998, primarily due to the restructuring of the directors fees and deferred compensation plan.

Income Tax Expense. Income taxes were $1.8 million for the year ended December 31, 1999 compared to $9.1 million for the year ended December 31, 1998. The effective tax rate increased to 39.4% in 1999 from 33.5% in 1998, primarily because of non-deductible expenses in 1999 which were a greater percentage of taxable income than prior years. The effective tax rate in 2000 is expected to be approximately 35%.

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

Net Income. Net income decreased by $245,000, or 1.3%, to $18.0 million for the year ended December 31, 1998 from $18.3 million for 1997. The decrease was primarily attributable to a $4.8 million increase in non-interest expense, a $246,000 increase in the provision for loan losses and a $1.0 million increase in income taxes, partially offset by a $2.2 million increase in net interest income and a $3.6 million increase in non-interest income.

Net Interest Income. Net interest income increased by $2.2 million, or 5.1%, primarily as a result of higher interest income from an increase in the level of average interest-earning assets and a decrease in the average rate paid on interest-bearing liabilities due to a lower interest rate environment. Interest and dividend income increased $3.7 million, or 3.9%, to $99.0 million for the year ended December 31, 1998 from $95.3 million for 1997. The average yield on interest-earning assets declined to 7.06% in 1998 from 7.13% in 1997 primarily due to a decline in market interest rates. Interest income on loans increased $4.6 million, or 7.3%, to $66.8 million for 1998, compared to $62.2 million for the prior year. This increase was due to an $81.8 million increase in the average balance of loans outstanding, offset by a 22 basis point decrease in the average yield on such loans primarily due to a decline in market interest rates. In addition, interest income on mortgage-backed securities increased $1.8 million, or 24.5%, for the year ended December 31, 1998, compared to the prior year due to a $28.7 million increase in the average balance of such securities, partially offset by a decrease of 15 basis points in the yield earned on such securities due to lower market interest rates. The increases in interest income on loans and mortgage-backed securities were offset by a decrease in interest and dividend income from investment securities of $3.3 million, or 13.7%, from $23.9 million for 1997 to $20.6 million in 1998. The decrease in interest and dividend income from investment securities was due to a decrease in the average balance of investment securities of $55.5 million, or 13.8%, to $348.1 million for the year ended December 31, 1998. The increase in mortgage-backed securities and the decrease in investment securities reflects management's restructuring of its securities portfolio and the sale of equity securities in 1998.

Interest expense increased $1.6 million, or 3.0%, to $54.1 million for the year ended December 31, 1998 from $52.5 million for the prior year primarily due to an increase in interest expense on Federal Home Loan Bank advances of $1.9 million to $5.2 million for the year ended December 31, 1998 from $3.4 million for the year ended December 31, 1997. The average balance of such advances was $52.5 million for 1997 and $83.3 million for 1998, an increase of $30.8 million, or 58.7%. These advances were used primarily to fund the purchase of mortgage-backed securities and, to a lesser extent, loan originations. The rate paid on Federal Home Loan Bank advances decreased 16 basis points to 6.29% in 1998 from 6.45% in 1997 due to a lower market interest rate environment. The increase in Federal Home Loan Bank advances was offset, in part, by a decrease in the cost of interest-bearing liabilities from 4.66% in 1997 to 4.61% for 1998. Interest on deposits decreased by $298,000 to $48.8 million for the year ended December 31, 1998 from $49.1 million in the prior year due to a decrease in the average rate paid on deposits of 9 basis points during 1998 offset by an increase in the average balance of $15.7 million.

Provision for Loan Losses. The provision for loan losses increased by $246,000 from $2.2 million for 1997 to $2.4 million for 1998. The increase in the provision was primarily due to an overall increase in the loan portfolio, particularly increases in consumer and construction loans. As a result, the allowance for loan losses was 0.83% of total loans and 191% of nonperforming loans at December 31, 1998 compared to 0.74% and 91%, respectively, at December 31, 1997.

Non-interest Income. Non-interest income totaled $11.3 million and $7.7 million for 1998 and 1997, respectively. The $3.6 million increase in non-interest income was attributable to an increase in service charges and fees of $1.7 million, or 68.0%, to $4.1 million for 1998 from $2.4 million for 1997. This increase was attributable primarily to increased fee income from the expansion of the Company's trust services, offering new consumer products and forming a new subsidiary, American Investment Services, Inc. In addition, the combined gains on sale and contribution of securities increased $2.0 million, or 43.8%, to $6.7 million for the year ended December 31, 1998 from $4.7 million for the year ended December 31, 1997. The $2.0 million increase in gains on securities was primarily due to additional sales of equity securities during 1998 as compared to 1997 to take advantage of the strong performance of the stock market and to restructure the securities portfolio.

Non-interest Expense. Non-interest expense increased by $4.8 million, or 21.7%, to $26.7 million for 1998 from $21.9 million for 1997. The increase in non-interest expense was primarily attributable to an increase in salaries and employee benefits of $2.2 million, or 21.6%, to $12.3 million for the year ended December 31, 1998, from $10.1 million for the year ended December 31, 1997, resulting from the hiring of personnel in connection with the expansion of trust and investment services, the establishment of a call center and the opening of three new branches. In addition, charitable contributions increased by $1.6 million in 1998 compared to the prior year, while other non-interest expenses increased by $918,000, or 21.0%. These increases were partially offset by a $427,000 decrease in real estate owned expenses in 1998 due primarily to reduced holding periods for foreclosed properties in 1998 compared to 1997. The increase in charitable contributions was due to the Company taking advantage of a provision in the tax code, that excludes from taxable income gains recognized upon the contribution of securities to charitable organizations, that was expected to expire, by making in 1998 approximately $1.5 million of the contribution planned for 1999. The increase in other non-interest expenses was primarily due to an increase in general expenses associated with the operation of three additional branches and training costs associated with the Company's strategic goal of implementing a sales and service culture.

Income Tax Expense. Income taxes increased $973,000 to $9.1 million for the year ended December 31, 1998, compared to $8.1 million for the year ended December 31, 1997. The effective tax rates were 33.5% and 30.7% for the years ended December 31, 1998 and 1997, respectively. The increase in income taxes in 1998 was primarily the result of higher pre-tax income, higher state income taxes and a decrease in the tax benefit resulting from a lower gain on the contribution of appreciated securities to American Savings Bank Foundation, Inc.

Average Balances, Interest and Average Yields/Cost

The following table presents certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income on a tax-equivalent basis from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the period presented. Average balances were derived from daily balances.

                                                                For the Fiscal Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                              1999                              1998                              1997
                                --------------------------------  --------------------------------  --------------------------------
                                 Average               Average     Average               Average     Average               Average
                                 Balance   Interest   Yield/Rate   Balance   Interest   Yield/Rate   Balance    Interest  Yield/Rate
                                -------   --------   ----------   -------   --------   ----------   -------    --------  ----------
                                                                        (Dollars in thousands)

Interest earning assets:
  Loans(1)(4)                   $  965,807  $ 69,694     7.22%    $  874,373  $66,754      7.63%    $  792,578  $62,202     7.85%
  Federal funds sold                30,680     1,552     5.06         29,683    1,600      5.39         25,072    1,379     5.50
  Investment securities-
    taxable(5)                     326,822    19,138     5.86        348,089   20,585      5.91        403,636   23,855     5.91
  Investment securities-
    tax exempt(2)(5)                 2,028       187     9.22              -        -         -              -        -        -
  Mortgage-backed securities(5)    231,411    14,533     6.28        134,201    9,064      6.75        105,545    7,278     6.90
  FHLB stock                        11,471       762     6.64          9,169      580      6.33          8,371      541     6,46
  Interest-earning deposit           3,842       232     6.04          6,943      406      5.85              -        -        -
                                ----------  --------     ----     ----------  -------      ----     ----------  -------     ----
      Total interest-earnings
        assets                   1,572,061  $106,098     6.75      1,402,458  $98,989      7.06      1,335,202  $95,255     7.13
Non-interest-earning assets        101,469                            97,056                            85,755
                                ----------                        ----------                        ----------
      Total assets              $1,673,530                        $1,499,514                        $1,420,957
                                ==========                        ==========                        ==========

Interest-bearing liabilities:
  Deposits
    Money market accounts       $   64,390  $  1,766     2.74     $   61,190  $ 1,678      2.74     $   62,440  $ 1,694     2.71
    NOW accounts                    69,846       946     1.35         58,551      785      1.34         44,852      712     1.59
    Savings and IRA passbook
      accounts(3)                  207,331     4,229     2.04        192,212    3,961      2.06        189,360    3,871     2.04
    Certificates of deposit
      and retirement accounts      771,547    38,954     5.05        778,142   42,399      5.45       777,725    42,844     5.51
                                ----------  --------     ----     ----------  -------      ----     ----------  -------     ----
      Total interest-bearing
        deposits                 1,113,114    45,895     4.12      1,090,095   48,823      4.48      1,074,377   49,121     4.57

  FLHB advances and other
    short-term borrowings          173,714    10,549     6.07         83,312    5,244      6.29         52,490    3,386     6.45
                                ----------  --------     ----     ----------  -------      ----     ----------  -------     ----
      Total interest-bearing
        liabilities              1,286,828  $ 56,444     4.39%    $1,173,407  $54,067      4.61%    $1,126,867  $52,507     4.66%
  Non-interest-bearing
    demand deposits                 26,973                            23,733                            23,063
  Non-interest bearing
    liabilites                      52,646                            35,754                            29,351
                                ----------                        ----------                        ----------
      Total liabilities          1,366,267                         1,232,894                         1,179,281
Stockholders' equity               307,263                           266,620                           241,676
                                ----------                        ----------                        ----------
      Total liabilities and
        stockholders' equity    $1,673,530                        $1,499,514                        $1,420,957
                                ==========                        ==========                        ==========
  Net interest-earning assets   $  285,233                        $  229,051                        $  208,335
                                ==========                        ==========                        ==========
  Net interest income                       $ 49,654                          $44,922                           $42,748
                                            ========                          =======                           =======
  Interest rate spread                                   2.36%                             2.45%                            2.47%
  Net interest margin (net
    interest income as a
    percentage of interest-
    earning assets)                                      3.16%                             3.20%                            3.20%
  Ratio of interest-earning
    assets to interest-
    bearing liabilities                                122.17%                           119.52%                          118.49%


---------------
(1) Average balances include nonaccrual loans

(2) Tax exempt interest is calculated on a tax equivalent basis

(3) Including mortgagors escrow accounts

(4) Interest on loans includes amortization of net deferred costs of $502,000, $288,000 and $84,000 in 1999, 1998 and 1997, respectively.

(5) Average balances and yields are based on amortized cost.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on the interest income and interest expense of the Company. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume have been allocated proportionately based on the absolute value of the change due to rate and the change due to volume.

                                                     Year ended December 31, 1999 compared     Year ended December 31, 1998 compared
                                                         to year ended December 31, 1998           to year ended December 31, 1997
                                                       ----------------------------------        ---------------------------------
                                                               Increase (Decrease)                       Increase (Decrease)
                                                                      Due to                                   Due to
                                                       ----------------------------------        ---------------------------------
                                                         Rate         Volume         Net           Rate        Volume         Net
                                                       -------      --------      -------        -------      -------      -------
                                                                                  (Dollars in thousands)
Interest-earnings assets:
 Loans                                                 $(3,790)     $  6,730      $ 2,940        $(1,729)     $ 6,281      $ 4,552
 Federal funds sold                                       (100)           52          (48)           (28)         249          221
 Investment securities-taxable                            (200)       (1,247)      (1,447)          --         (3,270)      (3,270)
 Investment securities-tax exempt (1)                     --             187          187           --           --           --
 Mortgage-backed securities                               (676)        6,145        5,469           (152)       1,938        1,786
 FHLB stock                                                 30           152          182            (12)          51           39
 Interest-earning deposits                                  12          (186)        (174)          --            406          406
                                                       -------      --------      -------        -------      -------      -------
      Total interest-earning assets                     (4,724)       11,833        7,109         (1,921)       5,655        3,734
                                                       -------      --------      -------        -------      -------      -------

Interest-bearing liabilities:
 Money market accounts                                    --              88           88             18          (34)         (16)
 NOW accounts                                                8           153          161           (122)         195           73
 Savings accounts and IRA
  passbook accounts                                        (42)          310          268             32           59           91
 Certificates of deposit and
  retirement accounts                                   (3,089)         (356)      (3,445)          (469)          23         (446)
 FHLB advances and other short-term
  borrowings                                              (191)        5,496        5,305            (84)       1,942        1,858
                                                       -------      --------      -------        -------      -------      -------
      Total interest-bearing liabilities                (3,314)        5,691        2,377           (625)       2,185        1,560
                                                       -------      --------      -------        -------      -------      -------

Increase (decrease) in net interest income             $(1,410)     $  6,142      $ 4,732        $(1,296)     $ 3,470      $ 2,174
                                                       =======      ========      =======        =======      =======      =======

_______________________________
(1)Tax exempt interest is calculated on a tax equivalent basis.

Management of Interest Rate Risk and Market Risk Analysis

Qualitative Aspects of Market Risk. The Company's most significant form of market risk is interest rate risk. The principal objectives of the Company's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director's approved guidelines. The Company has an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Finance Committee of the Board of Directors quarterly and the whole Board of Directors annually. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and generally selling longer term fixed-rate loans as market interest rate conditions dictate; (2) emphasizing shorter term consumer loans; (3) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity of which is monitored in relation to the repricing of its loan portfolio; and (4) using Federal Home Loan Bank advances to better structure maturities of its interest rate sensitive liabilities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Company's market risk also includes equity price risk. The Company's marketable equity securities portfolio had gross unrealized gains of $61.3 million at December 31, 1999 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's stockholders' equity. If equity security prices decline due to unfavorable market conditions or other factors, the Company's stockholders' equity would decrease.

Quantitative Aspects of Market Risk. The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. The table below sets forth, as of December 31, 1999 and 1998 estimated net interest income and the estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and down. In an up 200 basis point environment the average constant prepayment rate
(CPR) assumptions on mortgage loans and securities were 12.5% and 14.4% in 1999 and 1998, respectively. In a down 200 basis point environment the CPR prepayment assumptions on mortgage loans and securities were 25.5% and 33.4% in 1999 and 1998, respectively. In both 1999 and 1998, the rates paid on non-maturity deposits (savings, money market and NOW accounts) were assumed not to change under either interest rate environment.


                                                   Estimated Changes in Annual Net Interest Income
       Increase/             ---------------------------------------------------------------------------------------------
       (decrease)                          December 31, 1999                                  December 31, 1998
       in market            -------------------------------------------    --------------------------------------------------
     interest rates                                          (Dollars in thousands)
    in basis points                 $                $              %                                  $               %
      (rate shock)               Amount            Change         Change            Amount           Change           Change
   ------------------        -------------      ------------    ------------    --------------  ----------------  ---------------

          200                       $65,008      $  (279)       -0.43%              $48,472            2,474             5.38%
         Static                      65,287            -            -                45,998                -             0.00
          -200                       63,380       (1,907)       -2.92                42,060           (3,938)           (8.56)

Comparing the changes in net interest income at December 31, 1999 and December 31, 1998, the improvement of $2.0 million in the estimated change in net interest income from ($3.9 million) to ($1.9 million) under a down 200 basis point environment was primarily attributed to an extension of 2.5 years in the average maturity of the investment portfolio from 2.2 years to 4.7 years and to a lessor extent, a decline in prepayment rates on mortgage loans and securities. Correspondingly, under an up 200 basis point environment, the estimated change in net interest income decreased by $2.8 million from $2.5 million to a loss of $279,000. The average maturity of the investment portfolio was extended to take advantage of attractive investment opportunities primarily in the two through five year maturity sector and to mitigate the risk of declining interest rates.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investment and mortgage-backed securities, borrowings from the Federal Home Loan Bank, and reverse repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are (1) the origination of residential one-to four-family mortgage loans and, to a lesser extent, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank advances. At December 31, 1999 and 1998 , the Company's loans totaled $1.029 billion, and $907.3 million, respectively. At December 31, 1999 and 1998, the Company's investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $777.3 million and $590.5 million, respectively. The Company experienced a net increase in total deposits of $47.4 million, for the year ended December 31, 1998, primarily as a result of the introduction of new products and the opening of new branches. In 1999, the Company experienced a net decrease in total deposits of $24.9 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with broker/dealers.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $235.0 million at December 31, 1999. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 1999 totaled $575.4 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Company's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with (1) a leverage capital level of $389.1 million, or 23.0% of average assets, which is above the required level of $68.0 million, or 4.0%, and (2) total risk-based capital of $425.3 million, or 38.0% of risk weighted assets, which is above the required level of $89.6 million, or 8.0%. The Bank is considered "well capitalized" under regulatory guidelines. On a consolidated basis at December 31, 1999, the Company had total stockholders' equity of $531.5 million, or 28.0% of total assets at December 31, 1999.

The capital from the Conversion significantly increased liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds are used for general corporate purposes, including the funding of lending activities. The Company's financial condition and results of operations will be enhanced by the proceeds from the Conversion, resulting in increased net interest-earning assets and net income.

Year 2000

The Year 2000 issue refers to the potential failure of computer systems and applications as a result of programs using only two digits to identify a year in the date field. If not corrected, many computer systems and applications could have failed or created erroneous results by, at or after the Year 2000. The Company established a Year 2000 Team to evaluate and assess the Company's exposure to the Year 2000 issue and developed a plan consisting of five phases. These phases included awareness, risk assessment, renovation, validation or testing, and implementation. As of December 31, 1999, all phases were completed and the Company did not experience any disruptions as a result of the Year 2000 issue.

The Company budgeted approximately $200,000 for costs associated with Year 2000 compliance. As of December 31, 1999, the Company expended approximately $120,000 on Year 2000 issues. The Company did not separately track the internal costs associated with its Year 2000 readiness project, and such costs were primarily the portion of an employee's time spent on Year 2000 related issues.

The impact of Year 2000 on the Company depends not only on corrective actions taken by the Company, but also on the way in which Year 2000 issues were addressed by parties over which the Company had no control, such as governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company. To reduce this exposure, the Company requested information relating to their progress during 1998 and 1999 and is not aware of any problems which would significantly impact its operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented in this filing have been prepared in conformity with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Impact of New Accounting Standards

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. As amended, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. On that date, hedging relationships shall be designed in accordance with the statement. Earlier application is encouraged. Earlier application of selected provisions of the statement is not permitted. The statement shall not be applied retroactively to financial statements of prior periods. The statement is not expected to affect the Company because it does not currently purchase derivative instruments or enter into hedging activities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
-------

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," on pages 32 through 41 under the caption "Management of Interest Rate Risk and Market Risk Analysis."

Item 8.      Financial Statements and Supplementary Data
-------

For the Company's Consolidated Financial Statements, see index on page 45.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
-------     Financial Disclosures


None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant
--------

The information contained under the heading "Proposal 1 - Election of Directors" in American Financial Holdings, Inc.'s Proxy Statement dated April 24, 2000, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.    Executive Compensation
-------

The information contained under the heading "Executive Compensation" in American Financial Holdings, Inc.'s Proxy Statement dated April 24, 2000, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
-------

The information contained under the heading "Stock Ownership" in American Financial Holdings, Inc.'s Proxy Statement dated April 24, 2000, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13.    Certain Relationships and Related Transactions
--------

The information contained under the heading "Transactions with Management" in American Financial Holdings, Inc.'s Proxy Statement dated April 24, 2000, with respect certain relationships and related transactions is incorporated herein by reference in response to this item.


                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------

(a)  (1) Financial Statements

     The following consolidated financial statements of the Bank and its subsidiaries are filed as part of this document under Item 8:

-    Independent Auditors' Report
-    Consolidated Balance Sheets at December 31, 1999 and 1998
-    Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997
-    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
-    Consolidated Statements of Cash Flows for each of the Years Ended December 31, 1999, 1998 and 1997
-    Notes to Consolidated Financial Statements


(2)  Financial Statement Schedules

     Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)  Reports on Form 8-K filed during the last quarter of 1999

     None.

(c)  Exhibits Required by Securities and exchange Commission Regulation S-K

 Exhibit
 Number
 ------
  2.1    Amended Plan of Conversion (including the Stock Certificate of
          Incorporation and Stock Bylaws of American Savings Bank) (1)
  3.1    Certificate of Incorporation of American Financial Holdings, Inc. (1)
  3.2    Bylaws of American Financial Holdings, Inc. (1)
  4.0    Draft Stock Certificate of American Financial Holdings, Inc. (1)
  10.1   Employment Agreement between American Savings Bank and Robert T. Kenney
  10.2   Employment Agreement between American Savings Bank and Charles J. Boulier III
  10.3   Employment Agreement between American Savings Bank and Peter N. Perugini
  10.4   Employment Agreement between American Savings Bank and Sheri C. Pasqualoni
  10.5   Employment Agreement between American Savings Bank and Richard J. Moore
  10.6   Employment Agreement between American Financial Holdings, Inc. and Robert
          T. Kenney
  10.7   Employment Agreement between American Financial Holdings, Inc. and Charles
          J. Boulier III
  10.8   Employment Agreement between American Financial Holdings, Inc. and Peter
          N. Perugini
  10.9   Employment Agreement between American Financial Holdings, Inc. and Sheri
          C. Pasqualoni
  10.10  Employment Agreement between American Financial Holdings, Inc. and
          Richard J. Moore
  10.11  Form of American Savings Bank Employee Severance Compensation Plan (1)
  10.12  Form of American Savings Bank Supplemental Executive Retirement Plan (1)
  10.13  Form of American Savings Bank Directors' Retirement Plan (1)
  10.14  Form of Deferred Compensation Plans (1)
  10.15  American Savings Bank 401(k) Plan (1)
  10.16  Form of American Savings Bank Supplemental Retirement Plan for Chief
          Executive Officer (1)
  11.0   Statement Re: Computation of Per Share Earnings (2)
  21.0   Subsidiaries Information Incorporated Herein By Reference to Part I -
          Subsidiaries
  23.1   Consent of KPMG LLP
  27.0   Financial Data Schedule

--------------
(1) Incorporated by reference into this document form the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-84463.
(2)  Not meaningful as Company only had stock for 31 day period during 1999.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Holdings, Inc.
---------------------------------


/s/ Robert T. Kenney
    ------------------------                         Date: March 27, 2000
    Robert T. Kenney
    Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert T. Kenney                                  Date: March 27, 2000
    ------------------------
    Robert T. Kenney
    Chairman, President and Chief Executive Officer
    (principal executive officer)

/s/ Charles J. Boulier III                            Date: March 27, 2000
    ------------------------
    Charles J. Boulier III
    Executive Vice President, Treasurer
    and Chief Financial Officer
    (principal accounting officer)


/s/  Adolf G. Carlson                                 Date: March 27, 2000
    ------------------------
     Adolf G. Carlson
     Director

/s/  Marie S. Gustin                                  Date: March 27, 2000
    ------------------------
     Marie S. Gustin
     Director

/s/  Fred M. Hollfelder                               Date: March 27, 2000
    ------------------------
     Fred M. Hollfelder
     Director

/s/  Mark E. Karp                                     Date: March 27, 2000
    ------------------------
     Mark E. Karp
     Director

/s/  Steven T. Martin                                 Date: March 27, 2000
    ------------------------
     Steven T. Martin
     Director

/s/  Harry N. Mazadoorian                             Date: March 27, 2000
    ------------------------
     Harry N. Mazadoorian
     Director


/s/ Jeffrey T. Witherwax                              Date: March 27, 2000
    ------------------------
    Jeffrey T. Witherwax
    Director

                      Consolidated Financial Statements of
                       American Financial Holdings, Inc.


                                     INDEX

                                                                                Page
Independent Auditors' Report                                                      46
Consolidated Balance Sheets as of December 31, 1999 and 1998                      47
Consolidated Statements of Income for the Years Ended December 31,1999,
 1998 and 1997                                                                    48
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997                                                 49
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
 1998, and 1997                                                                   50
Notes to Consolidated Financial Statements                                        51

                          Independent Auditors' Report



The Board of Directors
American Financial Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of American Financial Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Financial Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                /s/ KPMG LLP
Hartford, Connecticut
January 24, 2000

                                  AMERICAN FINANCIAL HOLDINGS, INC.

                                     Consolidated Balance Sheets

                                     December 31, 1999 and 1998


                          Assets                                                             1999           1998
                                                                                      -----------    -----------
                                                                                              (In thousands)
Cash and due from banks (note 2):
     Noninterest bearing                                                              $    23,290    $    20,119
     Interest bearing                                                                       5,014          5,003
                                                                                      -----------    -----------
                                                                                           28,304         25,122
Federal funds sold                                                                          2,300         30,700
                                                                                      -----------    -----------
     Cash and cash equivalents                                                             30,604         55,822
Investment securities available for sale (amortized cost of
     $378,763 in 1999, and $350,991 in 1998) (note 3)                                     435,832        417,673
Mortgage-backed securities available for sale (amortized cost of
     $348,281 in 1999 and $170,390 in 1998) (note 3)                                      341,421        172,855
Loans, less allowance for loan losses of $8,820 in 1999 and
     $7,626 in 1998 (notes 4 and 5)                                                     1,029,531        907,254
Real estate owned                                                                             445            720
Accrued interest and dividends receivable on investments                                    8,833          5,864
Accrued interest receivable on loans                                                        5,697          5,396
Federal Home Loan Bank stock (note 8)                                                      16,402          9,397
Bank premises and equipment, net (note 6)                                                  13,373         12,884
Other assets                                                                                4,015          2,586
                                                                                      -----------    -----------

                                                                                      $ 1,886,153    $ 1,590,451
                                                                                      ===========    ===========


                                Liabilities and Stockholders' Equity


Deposits (note 7)                                                                     $ 1,118,881    $ 1,143,754
Mortgagors' escrow deposits                                                                   356         10,653
Federal Home Loan Bank advances (note 8)                                                  214,444        120,244
Deferred income tax liability (note 11)                                                    11,835         26,831
Accrued interest payable on deposits and Federal Home Loan Bank advances                    1,556            661
Other liabilities                                                                           7,629          7,324
                                                                                      -----------    -----------

                                                                                        1,354,701      1,309,467
                                                                                      -----------    -----------
Commitments and contingencies (notes 12 and 13)

Stockholders' Equity (notes 1 and 9):
     Preferred stock, $.01 par value; authorized 10,000,000 shares,
        none issued                                                                            --             --
     Common stock, $.01 par value; authorized 120,000,000 shares,
        28,871,100 shares issued and outstanding at December 31, 1999                         289             --
     Additional paid-in capital                                                           282,148             --
     Unallocated common stock held by ESOP ( 2,252,010 shares at December 31, 1999)       (25,020)            --
        (note 10)
     Stock-based compensation (note 10)                                                      (160)            --
     Retained earnings                                                                    244,007        241,224
     Accumulated other comprehensive income                                                30,188         39,760
                                                                                      -----------    -----------

                                                                                          531,452        280,984
                                                                                      -----------    -----------

                                                                                      $ 1,886,153    $ 1,590,451
                                                                                      ===========    ===========

See accompanying notes to consolidated financial statements.

                              AMERICAN FINANCIAL HOLDINGS, INC.

                              Consolidated Statements of Income

                        Years ended December 31, 1999, 1998 and 1997


                                                                                   1999       1998        1997
                                                                                 --------   --------    --------

                                                                                          (In thousands)


Interest and dividend income:
    Real estate and mortgage loans                                               $ 48,366   $ 46,898    $ 44,538
    Consumer loans                                                                 21,328     19,856      17,663
    Mortgage-backed securities                                                     14,533      9,064       7,278
    Federal funds sold                                                              1,552      1,600       1,379
    Investment securities:
      Interest-taxable                                                             17,770     19,434      21,885
      Interest-tax exempt                                                             122         --          --
      Dividends                                                                     2,362      2,137       2,512
                                                                                 --------   --------    --------
         Total interest and dividend income                                       106,033     98,989      95,255
                                                                                 --------   --------    --------

Interest expense:
    Deposits (note 7)                                                              45,895     48,823      49,121
    Federal Home Loan Bank advances                                                10,185      5,244       3,386
    Other short-term borrowings                                                       364         --          --
                                                                                 --------   --------    --------
      Total interest expense                                                       56,444     54,067      52,507
                                                                                 --------   --------    --------

      Net interest income before provision for loan losses                         49,589     44,922      42,748
    Provision for loan losses (note 4)                                              2,030      2,400       2,154
                                                                                 --------   --------    --------
      Net interest income after provision for loan losses                          47,559     42,522      40,594
                                                                                 --------   --------    --------

Non-interest income:
    Service charges and fees                                                        4,613      4,114       2,449
    Net gain on sale of securities (note 3)                                         2,641      3,149         508
    Gain on contribution of investment securities (note 3)                            209      3,547       4,147
    Net gain (loss) on sale of loans                                                   59        (16)          6
    Other                                                                             441        470         595
                                                                                 --------   --------    --------
      Total non-interest income                                                     7,963     11,264       7,705
                                                                                 --------   --------    --------

Non-interest expense:
    Salaries and employee benefits (note 10)                                       17,585     12,281      10,102
    Occupancy expense                                                               2,481      2,053       1,707
    Furniture and fixture expense                                                   1,808      1,454       1,343
    Charitable contributions (note 15)                                             21,458      3,964       2,410
    Advertising                                                                     1,352      1,456       1,373
    Outside services                                                                2,602      1,897       1,607
    Other                                                                           3,642      3,600       3,404
                                                                                 --------   --------    --------
      Total non-interest expense                                                   50,928     26,705      21,946
                                                                                 --------   --------    --------

    Income before income taxes                                                      4,594     27,081      26,353

    Income taxes (note 11)                                                          1,811      9,066       8,093
                                                                                 --------   --------    --------

      Net income                                                                 $  2,783   $ 18,015    $ 18,260
                                                                                 ========   ========    ========

See accompanying notes to consolidated financial statements

                  AMERICAN FINANCIAL HOLDINGS, INC.

           Consolidated Statements of Stockholders' Equity

             Years ended December 31, 1999, 1998 and 1997

                                                                                                        Unallocated
                                                                                          Additional      Common
                                                                            Common         Paid-in       Stock Held    Stock-Based
                                                                             Stock         Capital        by ESOP      Compensation
                                                                          ---------       ---------      ---------     ------------
                                                                                                  (In thousands)

Balance, December 31, 1996                                                $    --         $    --        $    --         $    --

Comprehensive income:
    Net income                                                                 --              --             --              --
    Other comprehensive income, net of tax:
    Net unrealized gain on available for sale securities
       net of reclassification adjustment (note 14)                            --              --             --              --

    Total comprehensive income
                                                                          ---------       ---------      ---------       ---------
Balance, December 31, 1997                                                     --              --             --              --
                                                                          ---------       ---------      ---------       ---------
Comprehensive income:
    Net income                                                                 --              --             --              --
    Other comprehensive income, net of tax:
    Net unrealized gain on available for sale securities
       net of reclassification adjustment (note 14)                            --              --             --              --

    Total comprehensive income
                                                                          ---------       ---------      ---------       ---------
Balance, December 31, 1998                                                     --              --             --              --
                                                                          ---------       ---------      ---------       ---------
Issuance of common stock pursuant to initial stock offering (note 1)            268         260,718           --              --
Issuance of common stock  to Charitable Foundation (note 15)                     21          21,365           --              --
Unallocated ESOP shares (note 10)                                              --              --          (25,661)           --
Allocation of ESOP shares (note 10)                                            --                65            641            --
Shares acquired for stockbased compensation plans (note 10)                    --              --             --            (1,755)
Stockbased deferred compensation obligation (note 10)                          --              --             --             1,595
Comprehensive income (loss):
    Net income                                                                 --              --             --              --
    Other comprehensive income (loss), net of tax:
    Net unrealized loss on available for sale securities
       net of reclassification adjustment (note 14)                            --              --             --              --

    Total comprehensive income (loss)
                                                                          ---------       ---------      ---------       ---------
Balance, December 31, 1999                                                $     289       $ 282,148      $ (25,020)      $    (160)
                                                                          =========       =========      =========       =========
See accompanying notes to consolidated financial statements


                                                                                        Accumulated
                                                                                           Other           Total
                                                                           Retained    Comprehensive    Stockholders'
                                                                           Earnings       Income           Equity
                                                                          ---------      ---------       ---------
Balance, December 31, 1996                                                $ 204,949      $  25,214       $ 230,163

Comprehensive income:
    Net income                                                               18,260           --            18,260
    Other comprehensive income, net of tax:
    Net unrealized gain on available for sale securities
       net of reclassification adjustment (note 14)                            --            9,718           9,718
                                                                                                         ---------
    Total comprehensive income                                                                              27,978
                                                                          ---------      ---------       ---------
Balance, December 31, 1997                                                  223,209         34,932         258,141
                                                                          ---------      ---------       ---------
Comprehensive income:
    Net income                                                               18,015           --            18,015
    Other comprehensive income, net of tax:
    Net unrealized gain on available for sale securities
       net of reclassification adjustment (note 14)                            --            4,828           4,828
                                                                                                         ---------
    Total comprehensive income                                                                              22,843
                                                                          ---------      ---------       ---------
Balance, December 31, 1998                                                  241,224         39,760         280,984
                                                                          ---------      ---------       ---------
Issuance of common stock pursuant to initial stock offering (note 1)           --             --           260,986
Issuance of common stock  to Charitable Foundation (note 15)                   --             --            21,386
Unallocated ESOP shares (note 10)                                              --             --           (25,661)
Allocation of ESOP shares (note 10)                                            --             --               706
Shares acquired for stock-based compensation plans (note 10)                   --             --            (1,755)
Stock-based deferred compensation obligation (note 10)                         --             --             1,595
Comprehensive income (loss):
    Net income                                                                2,783           --             2,783
    Other comprehensive income (loss), net of tax:
    Net unrealized loss on available for sale securities
       net of reclassification adjustment (note 14)                            --           (9,572)         (9,572)
                                                                                                         ---------

    Total comprehensive income (loss)                                                                       (6,789)
                                                                          ---------      ---------       ---------
Balance, December 31, 1999                                                $ 244,007      $  30,188       $ 531,452
                                                                          =========      =========       =========

See accompanying notes to consolidated financial statements

                            AMERICAN FINANCIAL HOLDINGS, INC.

                          Consolidated Statements of Cash Flows

                      Years ended December 31, 1999, 1998 and 1997

                                                                                   1999           1998            1997
                                                                                ---------       ---------       ---------
                                                                                              (In thousands)

Operating activities:
   Net income                                                                  $   2,783       $  18,015       $  18,260
   Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                  2,030           2,400           2,154
        ESOP expense                                                                 706              --              --
        Depreciation and amortization of bank premises and equipment               2,073           1,481           1,119
        Amortization of premiums                                                    (622)         (2,126)         (2,591)
        (Increase) decrease in accrued interest and dividends receivable          (3,270)            563          (1,869)
        Gain on sale/contribution of investment securities                        (2,850)         (6,696)         (4,655)
        Deferred income taxes                                                     (5,630)         (1,924)           (799)
        Decrease in prepaid income taxes                                              --              --             359
        Increase in other assets                                                  (1,429)            (12)           (107)
        Increase (decrease) in other liabilities                                   1,198           3,580          (1,392)
        Increase in net deferred loan origination costs                           (2,282)           (606)           (445)
        Net (gain) loss on sale of loans                                             (59)             16              (6)
        Issuance of common stock to Charitable Foundation                         21,365              --              --
        Net gain on disposition of real estate owned                                (384)           (550)           (209)
                                                                               ---------       ---------       ---------
          Net cash provided by operating activities                               13,629          14,141           9,819
                                                                               ---------       ---------       ---------

Investing activities:
   Investment securities available for sale:
     Purchases                                                                  (357,884)       (323,038)       (356,260)
     Proceeds from sales                                                          64,695           6,862           5,838
     Proceeds from maturities                                                    270,500         346,388         382,750
   Mortgage-backed securities available for sale:
     Purchases                                                                  (276,383)        (81,008)        (45,780)
     Proceeds from sales                                                          46,231              --              --
     Principal paydowns on mortgagebacked securities                              50,649          42,335          17,828
   Purchases of Federal Home Loan Bank stock                                      (7,005)         (1,026)             --
   Proceeds from sale of loans                                                    11,250          13,458           6,333
   Net increase in loans (originations less repayments)                         (134,699)        (87,718)       (101,036)
   Net increase in bank premises and equipment                                    (2,562)         (5,211)         (2,245)
   Proceeds from the sales of real estate owned                                    2,145           3,447           3,403
                                                                               ---------       ---------       ---------
        Net cash used by investing activities                                   (333,063)        (85,511)        (89,169)
                                                                               ---------       ---------       ---------

Financing activities:
   Increase in demand deposits, regular savings, NOW and money
     market accounts                                                              12,947          39,491           2,017
   (Decrease) increase in certificates of deposit and retirement accounts        (37,820)          7,865          18,822
   (Decrease) increase  in mortgagors' escrow deposits                           (10,297)           (234)          5,610
   Advances from the Federal Home Loan Bank                                       99,500          40,000          30,000
   Maturities of advances from the Federal Home Loan Bank                         (5,300)             --              --
   Borrowings under reverse repurchase agreements                                 52,451              --              --
   Maturity of reverse repurchase agreements                                     (52,451)             --              --
   Net proceeds from stock offering                                              260,986              --              --
   Proceeds from issuance of common stock to Charitable Foundation                    21              --              --
   Acquisition of common stock by ESOP                                           (25,661)             --              --
   Acquisition of common stock for stockbased compensation plans                  (1,755)             --              --
   Obligation to stockbased deferred compensation plans                            1,595              --              --
                                                                               ---------       ---------       ---------
        Net cash provided by financing activities                                294,216          87,122          56,449
                                                                               ---------       ---------       ---------

(Decrease) increase in cash and cash equivalents                                 (25,218)         15,752         (22,901)

Cash and cash equivalents at beginning of year                                    55,822          40,070          62,971
                                                                               ---------       ---------       ---------
Cash and cash equivalents at end of year                                       $  30,604       $  55,822       $  40,070
                                                                               =========       =========       =========
Supplemental information:
   Cash paid during the year:
     Interest on deposits and other borrowings                                 $  55,549       $  53,898       $  52,332
     Income taxes                                                                  9,670           9,890           8,295
   Transfers of loans to real estate owned                                         1,486           2,878           2,856
   Contribution of investment securities to charitable foundation                    212           3,632           4,330

See accompanying notes to consolidated financial statements.

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(1)  Summary of Significant Accounting Policies

     The accounting and reporting policies of American Financial Holdings, Inc. (the "Parent Company") and its subsidiary (referred together as the "Company") conform to generally accepted accounting principles and reporting practices followed by the banking industry. Significant policies are described below.

     (a)  Business and Stock Offering

          The Company is a savings and loan holding company. The Parent Company's subsidiary, American Savings Bank (the "Bank"), provides a wide range of banking, financing, fiduciary and other financial services to individuals located primarily in Connecticut. The Company is subject to the regulation of certain state and federal agencies and undergoes periodic examination by those regulatory authorities.

          The Bank completed its conversion from a mutual savings bank to a stock savings bank (the "Conversion") on November 30, 1999. Concurrent with the Bank's conversion, the Parent Company was formed, acquired all of the Bank's common stock and issued its common stock in a subscription and direct community offering to the public. Prior to the subscription and direct community offering, the Parent Company had no results of operations; therefore, financial information prior to November 30, 1999 reflects the operations of the Bank.

          As provided for in the Conversion, the Bank issued all of its 1,000 outstanding shares of common stock to the Company for 50% of the net proceeds from the Company's sale of common stock in the subscription and direct community offering. As a result of the subscription and direct community offering, the Company sold 25,395,875 shares of its common stock at a price of $10 per share to persons having subscription rights, and 1,336,625 shares to the Bank's Employee Stock Ownership Plan (the "ESOP"). The Company also contributed 2,138,600 shares to American Savings Charitable Foundation. The Conversion resulted in net proceeds of $261.0 million after offering costs of $6.3 million.

     (b)  Basis of Presentation

          The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, and include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation.


                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term relate to the determination of the allowance for loan losses.

   (c) Investment and Mortgage-Backed Securities

       The Company classifies its debt securities in one of three categories: trading, available for sale, or held to maturity. Marketable equity securities are classified as either trading or available for sale securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1999 and 1998, all of the Company's debt and equity securities were classified as available for sale.

       Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available for sale securities are recorded at fair value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a component of stockholders' equity (accumulated other comprehensive income) until realized.

       Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities in a manner that approximates the interest method. A decline in market value of a security below amortized cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

  (d)  Loans

       Loans are reported at the principal amount outstanding, plus net deferred loan origination costs.

       Interest on loans is credited to income based on the rate applied to principal amounts outstanding. Interest on loans is not accrued when, in the judgment of management, the collectability of the principal or interest becomes doubtful. The Company's policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more. Loans are removed from nonaccrual status when they become less than 90 days past due and when concern no longer exists as to the collectibility of principal and interest.

       Certain direct loan origination fees and costs are deferred and recognized in interest income over the life of the related loan as an adjustment to the related loan's yield.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       The adequacy of the allowance for loan losses is regularly evaluated by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and other pertinent factors. The provision for loan losses charged to expense is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses inherent in the loan portfolio. Loan losses are charged against the allowance when management believes the collectibility of the principal balance outstanding is unlikely.

       In determining the adequacy of the allowance for loan losses, management obtains independent appraisals on assets securing significant relationships. While management uses the best available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

       Impaired loans are those for which it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers loans impaired if payments are greater than 90 days past due and the value of the collateral securing the loan is less than the principal amount outstanding. The Company follows the same policy for recognition of income on impaired loans as it does for all other loans.

  (e)  Mortgage Servicing Rights

       When the Company acquires mortgage servicing rights either through the purchase or origination of mortgage loans (originated mortgage loan servicing rights) and sells or securitizes those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights and to the loans (without the mortgage servicing rights) based on their relative fair values. Capitalized mortgage servicing rights are amortized as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated for impairment. If impairment is identified, the amount of impairment is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights.


                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


  (f)  Real Estate Owned

       Real estate owned primarily consists of properties acquired through foreclosure or deeded to the Company in lieu of foreclosure. Each real estate owned property is carried at the lower of cost or fair value, less estimated selling costs. Holding costs are charged to current period earnings. Gains and losses on sales of properties are reflected in the consolidated statements of income when realized.

  (g)  Federal Home Loan Bank Stock

       As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Bank is required to hold a certain amount of FHLB stock. This stock is considered to be a non-marketable equity security and, accordingly, is carried at cost.

  (h)  Bank Premises and Equipment

       Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line and declining-balance methods using the estimated lives of the assets. Estimated lives are 15 to 40 years for buildings and improvements and 3 to 20 years for furniture, fixtures and equipment. Amortization of leasehold improvements is calculated on a straight-line basis over the terms of the related leases, including renewal periods, or the life of the asset, whichever is shorter. The cost of maintenance and repairs is charged to income as incurred, whereas significant renovations are capitalized.

  (i)  Income Taxes

       The Company files consolidated federal and state tax returns. The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets are also recognized for available tax carryforwards, such as for charitable contributions. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when temporary differences and carryforwards are realized or settled.

       The deferred tax asset is subject to reduction by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realization of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       Income tax expense includes the amount of taxes payable for the current year, and the change during the year in the amount of deferred tax assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

   (j) Pension and Other Post-Retirement Benefit Plans

       The Company has a noncontributory pension plan covering substantially all employees. Pension costs are accrued in accordance with generally accepted accounting principles and are funded in accordance with requirements of the Employee Retirement Income Security Act. The Bank also accrues costs related to post-retirement health care and life insurance benefits.

   (k) Employee Stock Ownership Plan

       Compensation expense is recognized for the ESOP equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of stockholders' equity.

   (l) Fair Value of Financial Instruments

       Fair value of financial instruments are disclosed in accordance with SFAS No. 107, "Disclosure About Fair Value of Financial Instruments."

       Financial instruments include cash and cash equivalents, investment securities, mortgage-backed securities, loans, deposits, borrowings and certain off-balance-sheet items. Fair value estimates are made at a specific point in time based on market information, where available, or other more subjective information if an active market for the financial instrument does not exist. These estimates incorporate assumptions and other matters of judgment and may not reflect the true financial impact that could result from selling the entire portfolio of a financial instrument on one date, including any income tax consequences.

       Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other assets that are not considered financial instruments and are excluded from fair value disclosures include real estate owned and premises and equipment.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

   (m) Consolidated Statements of Cash Flows

       For purposes of these financial statements, the Company defines federal funds sold as cash equivalents.

   (n) Trust Assets

       Approximately $136.9 million and $108.6 million of assets were held by the Company at December 31, 1999 and 1998, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements, since the Company does not own them.

   (o) Comprehensive Income

       The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and any changes in equity from sources that bypass the income statement (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income and its components for 1999, 1998 and 1997 in the consolidated statements of stockholders' equity.

   (p) Segment Information

       SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision-maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items and total assets. As a community-orientated financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of the community-banking operation, which constitutes the Company's only operating segment for financial reporting purposes under SFAS No. 131.


                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

   (q) Earnings Per Share

       Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

       Earnings per share data for the period of November 30, 1999 (the date of the Conversion) to December 31, 1999 is not meaningful due to the shortness of the period and, accordingly, has not been presented. Earnings per share data does not apply to periods prior to the Conversion, since the Bank was a mutual savings bank with no outstanding stock.

   (r) Reclassifications

       Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the current year's presentation.


(2) Cash and Due from Banks

    The Bank is required to maintain reserves with respect to its transaction accounts and non-personal time deposits. As of December 31, 1999, the Bank maintained cash and liquid assets of approximately $1.3 million in satisfaction of these regulatory requirements.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(3) Investment and Mortgage-Backed Securities

    The Company classified all investments and mortgage-backed securities as available for sale as of December 31, 1999 and 1998. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment and mortgage-backed securities at December 31, 1999 and 1998 are as follows:

                                                                                 December 31, 1999
                                                    --------------------------------------------------------------------------
                                                                              Gross               Gross
                                                        Amortized          unrealized           unrealized            Fair
                                                          cost                gains               losses              value
                                                    ---------------     ---------------     ---------------      -------------
                                                                                   (In thousands)
Investment securities:
  U.S. Treasury notes                            $            5,037   $             131  $               --   $          5,168
  U.S. Government agencies                                   45,502                  --                (382)            45,120
  Corporate bonds                                           267,341                  --              (3,180)           264,161
  Municipal bonds                                            22,738                  --                (478)            22,260
  Marketable equity securities                               13,145              61,291                (313)            74,123
  Auction preferred stocks                                   25,000                  --                  --             25,000
                                                    ---------------     ---------------     ---------------      -------------
                                                            378,763              61,422              (4,353)           435,832
                                                    ---------------     ---------------     ---------------      -------------
Mortgage-backed securities:
  U.S. Government and agency                                224,916                 102              (5,157)           219,861
  U.S. Agency issued
     collateralized mortgage obligations                    123,365                  --              (1,805)           121,560
                                                    ---------------     ---------------     ---------------      -------------
                                                            348,281                 102              (6,962)           341,421
                                                    ---------------     ---------------     ---------------      -------------

    Total available for sale                     $          727,044  $           61,524  $          (11,315)  $        777,253
                                                    ===============     ===============     ===============      =============

   At December 31, 1999, the net unrealized gain on securities available for sale of $50.2 million, net of income taxes of $20.0 million, is shown as accumulated other comprehensive income.


                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                                                                                 December 31, 1998
                                                    --------------------------------------------------------------------------
                                                                              Gross               Gross
                                                        Amortized          unrealized           unrealized            Fair
                                                          cost                gains               losses              value
                                                    ---------------     ---------------     ---------------      -------------
                                                                                   (In thousands)
Investment securities:
 U.S. Treasury notes                              $          27,048   $             632   $              --    $        27,680
 U.S. Government agencies                                    78,025                 129                  --             78,154
 Corporate bonds                                            143,702                 785                (323)           144,164
 Other notes                                                 49,189                  18                  --             49,207
 Municipal bonds                                              1,000                  37                  --              1,037
 Marketable equity securities                                12,027              65,599                (195)            77,431
 Auction preferred stocks                                    40,000                  --                  --             40,000
                                                    ---------------     ---------------     ---------------      -------------
                                                            350,991              67,200                (518)           417,673
                                                    ---------------     ---------------     ---------------      -------------
Mortgage-backed securities:
  U.S. Government and agency                                170,390               2,482                 (17)           172,855
                                                    ---------------     ---------------     ---------------      -------------

     Total available for sale                     $         521,381   $          69,682   $            (535)   $       590,528
                                                    ===============     ===============     ===============      =============

   At December 31, 1998, the net unrealized gain on securities available for sale of $69.1 million, net of income taxes of $29.4 million, is shown as accumulated other comprehensive income.


                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


   The amortized cost and fair value of debt securities at December 31, 1999 by contractual maturity, excluding mortgage-backed securities, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                  December 31, 1999
                                                                         ---------------------------------
                                                                             Amortized            Fair
                                                                               cost               value
                                                                         ---------------     -------------
                                                                                   (In thousands)
Due in one year or less                                               $           95,735  $         95,451
Due after one year through five years                                            217,198           214,405
Due after five years through ten years                                            13,222            12,705
Due after ten years                                                               14,463            14,148
                                                                         ---------------     -------------
                                                                                 340,618           336,709

Mortgage-backed securities                                                       348,281           341,421
                                                                         ---------------     -------------

                                                                      $          688,899  $        678,130
                                                                         ===============     =============

   A security with an amortized cost of $5.0 million and fair value of $5.2 million at December 31, 1999 was pledged to secure public deposits.

   Proceeds from sales of mortgage-backed securities during the year ended December 31, 1999 were $46.2 million. Gross realized losses on these sales were $1.8 million and there were no realized gains. There were no sales of mortgage-backed securities during the years ended December 31, 1998 and 1997.

   Proceeds from sales of investment securities available for sale for the year ended December 31, 1999 were $64.7 million. Gross realized gains on these sales were $5.7 million and gross realized losses on these sales were $1.3 million. In addition, during the year ended December 31, 1999, investment securities with an amortized cost of $3 thousand and a fair value of $212 thousand were contributed to the American Savings Bank Foundation, resulting in recognition of a gain of $209 thousand.

   Proceeds from sales of investment securities available for sale for the year ended December 31, 1998, were $6.9 million. Gross realized gains on these sales were $3.1 million and there were no realized losses. In addition, during the year ended December 31, 1998, investment securities with an amortized cost of $85 thousand and fair value of $3.6 million were contributed to the American Savings Bank Foundation, resulting in recognition of a gain of $3.5 million.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

    Proceeds from sales of investment securities available for sale for the year ended December 31, 1997 were $5.8 million. Gross realized gains on these sales were $508 thousand and there were no realized losses. In addition, during the year ended December 31, 1997, investment securities with an amortized cost of $183 thousand and a fair value of $4.3 million were contributed to the American Savings Bank Foundation, resulting in recognition of a gain of $4.1 million.


(4) Loans


    The composition of the Company's loan portfolio was as follows:

                                                                                December 31,
                                                                      ------------------------------
                                                                           1999              1998
                                                                      ------------     -------------
                                                                               (In thousands)
Real estate mortgage loans:
 One - to four-family                                              $       719,089   $       624,819
 Residential construction                                                   19,587            17,177
 Other                                                                       1,106             1,223
                                                                      ------------     -------------
       Total real estate mortgage loans                                    739,782           643,219
                                                                      ------------     -------------

Consumer loans:
 Home equity loans and lines of credit                                     276,049           243,102
 Automobile                                                                 15,539            20,085
 Other                                                                       3,162             6,940
                                                                      ------------     -------------
       Total consumer loans                                                294,750           270,127
                                                                      ------------     -------------

       Total loans                                                       1,034,532           913,346

Net deferred loan origination costs                                          3,819             1,534
Allowance for loan losses                                                   (8,820)           (7,626)
                                                                      ------------     -------------

                                                                   $     1,029,531   $       907,254
                                                                      ============     =============

   Loans on nonaccrual status amounted to $2.5 million and $4.0 million as of December 31, 1999 and 1998, respectively. If interest on nonaccrual loans had been recognized in accordance with their original terms, such income would have approximated $200 thousand, $330 thousand and $546 thousand for the years ended December 31, 1999, 1998 and 1997, respectively. Interest income recognized on nonaccrual loans for the years ended December 31, 1999, 1998 and 1997 was approximately $112 thousand, $153 thousand and $261 thousand, respectively.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


   The Company's investment in impaired loans was $310 thousand and $1.3 million at December 31, 1999 and 1998, respectively. The allowance for loan losses on these impaired loans was approximately $158 thousand and $387 thousand at December 31, 1999 and 1998, respectively. There were no impaired loans without a related allowance for losses. The average balance of impaired loans was $805 thousand, $1.7 million and $1.5 million for the years ended December 31, 1999, 1998 and 1997. The interest income recognized on impaired loans was not significant.

   Changes in the allowance for loan losses are summarized as follows:

                                                                       Years ended December 31,
                                                             -----------------------------------------
                                                                  1999           1998           1997
                                                             -----------     ----------     ----------
                                                                           (In thousands)
Balance at beginning of year                               $       7,626   $      6,277   $      5,588
Provision for loan losses charged to income                        2,030          2,400          2,154
Loans charged-off                                                   (942)        (1,154)        (1,540)
Recoveries                                                           106            103             75
                                                             -----------     ----------     ----------

Balance at end of year                                     $       8,820   $      7,626   $      6,277
                                                             ===========     ==========     ==========

    The Company serviced loans for others totaling approximately $157.1 million, $166.5 million and $175.1 million at December 31, 1999, 1998 and 1997, respectively. Income from servicing loans for others was $455 thousand, $479 thousand and $488 thousand for the years ended December 31, 1999, 1998 and 1997, respectively.


(5) Concentrations of Credit Risk

    A significant amount of the Company's mortgage loan receivables and commitments are secured by residential real estate located in the Greater Hartford area and surrounding communities in Connecticut. The Company's policy for collateral requires that the amount of the loan generally may not exceed 80% of the appraised value of the property at the time that the loan is granted. In cases where the loan exceeds this percentage, the Company's policy is to require private mortgage insurance of between 20% to 30% of the appraised value based on the actual loan to value ratio.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(6) Bank Premises and Equipment

    Bank premises and equipment consisted of the following:

                                                                              December 31,
                                                                     ----------------------------
                                                                          1999             1998
                                                                     ------------     -----------
                                                                             (In thousands)
Premises                                                          $        10,560   $       7,775
Construction in progress                                                       94           2,552
Furniture and equipment                                                     8,047           7,125
Leasehold improvements                                                      2,777           2,709
                                                                     ------------    ------------
     Total                                                                 21,478          20,161

Less accumulated depreciation and amortization                             (8,105)         (7,277)
                                                                     ------------     -----------

     Premises and equipment, net                                  $        13,373   $      12,884
                                                                     ============     ===========

    Total depreciation and amortization expense amounted to $2.1 million, $1.5 million, and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(7) Deposits

    A summary of deposit balances, by type, is as follows:

                                                                                   December 31,
                                                                        --------------------------------
                                                 Interest Rates              1999              1998
                                            ----------------------      --------------    --------------
                                                                              (Dollars in thousands)
Regular and other savings                              1.14 - 2.21%  $         196,061  $        193,005
NOW accounts                                           1.14 - 1.98%             73,336            68,215
Money market accounts                                  2.30 - 3.19%             64,794            63,386
Demand deposit accounts                                         --              31,681            28,319
Certificates of deposit                                2.47 - 5.85%            584,003           615,520
Retirement accounts                                    2.47 - 5.85%            169,006           175,309
                                                                        --------------    --------------

     Total                                                           $       1,118,881  $      1,143,754
                                                                        ==============    ==============


                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

   A summary of certificates of deposit and retirement accounts by maturity is as follows:

                                                                         December 31,
                                                              ---------------------------------
                                                                    1999              1998
                                                              --------------    ---------------
                                                                        (In thousands)
1 - 12 months                                              $         575,391  $         576,169
13 - 24 months                                                       148,947            171,545
25 - 36 months                                                        12,082             19,524
37 - 48 months                                                        14,125              8,582
48 months and thereafter                                               2,464             15,009
                                                              --------------    ---------------

     Total                                                 $         753,009  $         790,829
                                                              ==============    ===============

   Certificates of deposit and retirement accounts of $100 thousand or more totaled $75.6 million, $80.1 million and $70.5 million at December 31, 1999, 1998 and 1997, respectively. Interest paid on certificates of deposit of $100 thousand or more amounted to approximately $3.5 million, $3.8 million and $3.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   Interest expense on deposits, by account type, is summarized as follows:

                                                                Years ended December 31,
                                                    -----------------------------------------------
                                                         1999              1998            1997
                                                    -------------     ------------    -------------
                                                                     (In thousands)
Regular and other savings                         $         4,229  $         3,961  $         3,871
NOW accounts                                                  946              785              712
Money market accounts                                       1,766            1,678            1,694
Certificates of deposit                                    29,513           32,178           32,380
Retirement accounts                                         9,441           10,221           10,464
                                                    -------------     ------------    -------------

                                                  $        45,895  $        48,823  $        49,121
                                                    =============     ============    =============


                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

(8) Borrowings

    At December 31, 1999 and 1998, advances from the Federal Home Loan Bank of Boston mature as follows:

      Maturity                 Interest
       Dates                     Rates                     December 31,
--------------------     ------------------      ------------------------------
                                                      1999              1998
                                                 -------------     ------------
                                                      (Dollars in thousands)
1999                                   6.06%   $            --   $        5,300
2000                            4.96 - 5.79%            86,500           10,000
2001                            5.10 - 6.28%            55,000           40,000
2002                            5.14 - 6.09%            32,000           30,000
2003                                   6.47%            25,000           25,000
2004                            5.81 - 6.51%            11,000            5,000
After 2004                      4.00 - 6.55%             4,944            4,944
                                                 -------------     ------------

                                              $        214,444   $      120,244
                                                 =============     ============

    At December 31, 1999 and 1998, the Bank was in compliance with FHLB collateral requirements. At December 31, 1999, the Bank had a borrowing capacity of $908.9 million from the FHLB, including a line of credit of approximately $14.8 million. Advances are secured by the Bank's investment in FHLB stock and a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities.

    During the year ended December 31, 1999, the Company also borrowed under securities reverse repurchase agreements. The maximum outstanding at any month end was $25.8 million. The average amount of outstanding agreements and the weighted average interest rate during the year was $6.1 million and 5.47%, respectively. No amounts were outstanding at December 31, 1999. The securities underlying the agreements were under the Company's control.


(9) Regulatory Matters

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital to risk-weighted assets, and of Tier 1 Capital to average assets. Management believes that, as of December 31, 1999 and 1998, the Bank met all capital adequacy requirements to which it was subject.

   As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

   The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well-capitalized institution:

                                                                                      To be Well
                                                                                  Capitalized Under
                                                              For Capital         Prompt Corrective
                                          Actual           Adequacy Purposes      Action Provisions
                                   ------------------    -------------------    -------------------
                                     Amount     Ratio      Amount      Ratio       Amount     Ratio
                                   ------------------    -------------------    -------------------
                                                         (Dollars in thousands)
As of December 31, 1999:
 Total Capital (to Risk
   Weighted Assets)               $  425,337     38.0%  $   89,624       8.0%  $   112,030     10.0%
 Tier 1 Capital (to Risk
   Weighted Assets)                  389,078     34.7       44,812       4.0        67,218      6.0
 Tier 1 Capital (to
   Average Assets)                   389,078     23.0       68,025       4.0        85,031      5.0
As of December 31, 1998:
 Total Capital (to Risk
   Weighted Assets)               $  278,282     29.2%  $   76,257       8.0%  $    95,321     10.0%
 Tier 1 Capital (to Risk
   Weighted Assets)                  241,224     26.1       36,951       4.0        55,427      6.0
 Tier 1 Capital (to
   Average Assets)                   241,224     16.4       59,012       4.0        73,764      5.0

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

     The Parent Company and the Bank are subject to dividend restrictions imposed by various regulators. Connecticut banking laws limit the amount of annual dividends that the Bank may pay to the Parent Company, to an amount that approximates the Bank's net income retained for the current year plus the Bank's net income retained for the two previous years. In addition, the Bank may not declare or pay dividends on, and the Parent Company may not repurchase, any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.

     As part of the Conversion, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank's capital of $286.0 million as of May 31,1999. The liquidation account will be maintained for a period of ten years after the conversion for the benefit of those deposit account holders who qualified as eligible account holders at the time of the Conversion and who have continued to maintain their eligible deposit balances with the Bank following the Conversion. The liquidation account, which totaled $191.2 million at December 31, 1999, is reduced annually by an amount proportionate to the decreases in eligible deposit balances, not withstanding any subsequent increases in the account. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors' claims, but before any distributions to the Parent Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.


(10) Benefit Plans

     (a) Pension Plan

         The Company has a non-contributory defined benefit plan (the "Plan") covering substantially all employees who have attained age 21 and completed 1,000 hours of service in a consecutive twelve month period. A participant in the Plan becomes vested in his accrued benefit upon completing five years of service. Participants also become vested in their accrued benefit upon attainment of their "normal retirement age" (as described in the Plan) and upon incurring a disability. The Plan provides a monthly benefit upon retirement based on years of service and compensation during the highest paid consecutive three years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plan for the periods indicated. The table also provides a reconciliation of the Plan's funded status and the amounts recognized in the Company's consolidated balance sheets:

                                                                                        December 31,
                                                                               ----------------------------
                                                                                    1999             1998
                                                                               ------------     -----------
                                                                                       (In thousands)
Change in benefit obligation:
 Benefit obligation at beginning of year                                     $       10,685   $       9,503
 Service cost                                                                           471             436
 Interest cost                                                                          697             663
 Amendments                                                                             243              76
 Actuarial (gain) loss                                                               (1,043)            544
 Benefits paid                                                                         (592)           (537)
                                                                               ------------     -----------

 Benefit obligation at end of year                                                   10,461          10,685
                                                                               ------------     -----------
Change in plan assets:
 Fair value of plan assets at beginning of year                                      10,086          10,293
 Actual return on plan assets                                                           190             330
 Employer contribution                                                                  310              --
 Benefits paid                                                                         (592)           (537)
                                                                               ------------     -----------

 Fair value of plan assets at end of year                                             9,994          10,086
                                                                               ------------     -----------

Funded status at end of year                                                           (467)           (599)
Unrecognized transition asset                                                          (247)           (370)
Unrecognized prior service cost                                                         914             743
Unrecognized net actuarial loss                                                         685           1,069
                                                                               ------------     -----------

     Net amount recognized                                                   $          885   $         843
                                                                               ============     ===========

Amounts recognized in other assets/liabilities in the   consolidated
 balance sheets:
 Prepaid benefit cost                                                        $        1,314   $       1,147
 Accrued benefit liability                                                             (633)           (624)
 Intangible asset                                                                       204             320
                                                                               ------------     -----------

     Net amount recognized                                                   $          885   $         843
                                                                               ============     ===========

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       The components of net periodic pension cost for the periods indicated were as follows:

                                                                        Years ended December 31,
                                                             -------------------------------------------
                                                                 1999           1998            1997
                                                             -----------     ----------      -----------
                                                                            (In thousands)

Service cost                                               $         471   $        436   $          368
Interest cost                                                        697            663              602
Expected return on plan assets                                      (878)          (903)            (778)
Amortization and deferral                                            (22)           (54)             (74)
                                                             -----------     ----------      -----------

Net periodic pension cost                                  $         268   $        142   $          118
                                                             ===========     ==========      ===========

       Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

                                                                             December 31,
                                                                   -----------------------------
                                                                        1999             1998
                                                                   ------------    -------------

Discount rate                                                               7.5%             6.5%
Rate of increase in compensation levels                                     4.5              4.5
Long-term rate of return on assets                                          9.0              9.0

       The Plan includes a supplemental benefit equalization plan (the "Supplemental Plan"), that provides benefits to key executives with pension benefits that cannot be provided directly through the Company's tax-qualified employee pension plan as a result of Internal Revenue Code limitations on the benefits available through a tax-qualified plan. Benefits under the Supplemental Plan are based on the same formula as the employee pension plan, but are determined without regard to the limitations on the amount of salary that may be taken into account for benefits purposes under the pension plan or the level of contributions permitted under the pension plan. The benefits under the Supplemental Plan are reduced by the benefits actually payable under the pension plan. Currently three officers and one retired officer of the Bank participate in the Supplemental Plan. The Supplemental Plan's benefit obligation at December 31, 1999 and 1998 was $699 thousand and $778 thousand, respectively. Total expense amounted to $137 thousand, $134 thousand and $94 thousand for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



   (b) Savings and Profit Sharing Plan

       The American Savings Bank Employees' Savings and Profit Sharing Plan (the "Savings Plan") is a tax-qualified profit sharing plan with a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. The Savings Plan currently provides participants with savings and retirement benefits based on employee deferrals of compensation, as well as matching and other discretionary contributions made by the Company. In 1999 and prior years, the Company made a regular contribution of up to 3% of a participant's compensation, matching 50% of the first 6% of compensation deferred. In addition, in 1997 and 1998, the Company made a special profit-sharing contribution to the 401(k) of 5% of base salary. A participant is always 100% vested in his or her elective deferrals of compensation under the Savings Plan. Participants vest in the regular matching contributions on the first of the month following two years of participation in the plan.

       Contributions made by the Company to the 401(k) Savings Plan amounted to $197 thousand, $529 thousand and $452 thousand for the years ended December 31, 1999, 1998 and 1997, respectively. Due to the establishment of the ESOP plan in late 1999, the Company does not currently plan to make further contributions to the Savings Plan after 1999.

   (c) Other Postretirement Benefit Plans

       The Company sponsors a health care plan and a life insurance plan that provides postretirement benefits to full-time employees who meet minimum age and service requirements. The cost of providing retiree health care and other postretirement benefits is recognized over the period the employee renders service to the Company.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       The following table presents changes in the benefit obligation, changes in plan assets and the funded status of this plan for the periods indicated. The table also provides a reconciliation of the plan's funded status and the amount recognized in the Company's consolidated balance sheets:

                                                                                    December 31,
                                                                           ----------------------------
                                                                                1999             1998
                                                                           ------------     -----------
                                                                                   (In thousands)
Change in benefit obligation:
 Benefit obligation at beginning of year                                 $        1,088   $         908
 Service cost                                                                        34              31
 Interest cost                                                                       70              67
 Actuarial (gain) loss                                                             (117)            137
 Benefits paid                                                                      (59)            (55)
                                                                           ------------     -----------

 Benefit obligation at end of year                                                1,016           1,088
                                                                           ------------     -----------
Change in plan assets:
 Fair value of plan assets at beginning of year                                                      --
 Employer contribution                                                               59              55
 Benefits paid                                                                      (59)            (55)
                                                                           ------------     -----------

 Fair value of plan assets at end of year                                            --              --
                                                                           ------------     -----------

Funded status at end of year                                                     (1,016)         (1,088)
Unrecognized net actuarial loss                                                      81             198
Unrecognized prior service cost                                                      52              61
                                                                           ------------     -----------

Accrued benefit cost recognized in other liabilities                     $         (883)  $        (829)
                                                                           ============     ===========

       Periodic postretirement benefit cost includes the following components for the periods indicated:

                                                              Years ended December 31,
                                                      --------------------------------------
                                                         1999          1998          1997
                                                      ---------     ---------     ----------
                                                                   (In thousands)
Service cost                                        $        34   $        31   $         25
Interest cost                                                70            67             58
Amortization                                                 10             9              7
                                                      ---------     ---------     ----------

Postretirement benefit cost                         $       114   $       107   $         90
                                                      =========     =========     ==========

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

       For measurement purposes, the assumed annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 9.2% and 9.7% for December 31, 1999 and 1998, respectively. The rate was assumed to decrease gradually to 5% by the year 2010 and remain at that level thereafter. An increase of 1% in the assumed health care cost trend rate would increase the postretirement benefit obligation by $29 thousand at December 31, 1999 and increase the periodic postretirement benefit cost by $4 thousand for the year ended December 31, 1999. A decrease of 1% in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $24 thousand at December 31, 1999 and decrease the postretirement benefit cost by $3 thousand for the year ended December 31, 1999.

       The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 6.5% for December 31, 1999 and 1998, respectively.

   (d) Employee Stock Ownership Plan

       The Bank established the ESOP to provide substantially all employees of the Company the opportunity to also become stockholders. The ESOP borrowed $25.7 million from the Company and used the funds to purchase 1,336,625 shares of common stock in the initial subscription offering, and an additional 973,063 shares of the common stock of the Company in the open market subsequent to the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a remaining period of 19 years. The unallocated ESOP shares are pledged as collateral on the loan. At December 31, 1999, the loan had an outstanding balance of $24.6 million and an interest rate of 8.5%. Both the loan obligation and the interest income are not recorded on the Company's financial statements. The amount of loan repayments made by the ESOP are used to reduce the unallocated common stock held by the ESOP. The Company recorded approximately $706 thousand of ESOP compensation expense for the year ended December 31, 1999.

       The ESOP shares as of December 31, 1999 were as follows:

Shares released for allocation                                               57,678
Unallocated shares                                                        2,252,010
                                                                    ---------------

           Total ESOP shares                                              2,309,688
                                                                    ===============

Market value of unallocated shares at
     December 31, 1999 (in thousands)                             $          28,291
                                                                    ===============

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



   (e) Performance Appreciation Unit Plans

       From 1996 through October of 1999, the Bank sponsored the Performance Appreciation Unit Plans ("PAU") for senior officers and nonemployee directors. Benefits under these plans were determined by reference to the performance of the Bank as reflected in year-to-year changes in the Bank's equity. The PAU, which was intended to provide participants with benefits and incentives that were comparable to those provided by a stock-based compensation program such as a stock option or stock appreciation rights plan, was terminated in 1999 due to the Conversion. Under the PAU, participants were awarded units corresponding to an interest in the appreciation over the term of the award of a "hypothetical share" of the Bank's equity. However, the recipient had no right to, or interest in, the Bank's equity. The initial awards were based on the Bank's equity at December 31, 1994 when each unit was valued at $18.33. At December 31, 1998, each unit was valued at $24.06. To compensate award participants for the potential reduction in benefits attributable to the early termination of the program, the Bank credited an additional value to outstanding awards. At the date of conversion (November 30, 1999) awards representing 246,750 units were outstanding. Expense under this plan in 1999 was $1.6 million. The 1999 expense included an additional charge of $620 thousand for the additional value credited in connection with the termination of this plan. At termination, participants were given the option of receiving a cash payment equal to the value of their awards, or of deferring such payments. If the participant elected to defer receipt of the award, the amounts deferred could be transferred to a trust which acquired shares of the Company stock during the subscription period. Alternatively, the amount deferred could be held by the Company in its cash deferred compensation plan.

   (f) Stock-Based Deferred Compensation Plan

       In November 1999, the Company established the Stock-Based Deferred Compensation Plan for the benefit of its directors and key employees. Under this plan, participants are allowed to defer compensation up to a selected date and then receive either a lump sum payment, or payments over periods of one to ten years. Compensation deferred is invested in the stock of the Company and placed in a grantor trust. The deferred compensation obligation is recorded in equity at an amount equal to the original amount of the compensation deferred. Distributions from the trust to participants in this plan are made solely in the form of whole shares of common stock. If a participant dies prior to the distribution of all amounts he or she is entitled to, amounts will be distributable to his or her beneficiary in accordance with the distribution election. In addition to future deferral of compensation, each participant was allowed to transfer previously accrued benefits to this plan. As of December 31, 1999, the trust held 156,392 shares of Company common stock, which are recorded in stockholders' equity at original cost.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



   (g) Cash Deferred Compensation Plan

       In November 1999, the Company established the Cash Deferred Compensation Plan for the benefit of its directors and key employees. The Plan allows participants to defer compensation until termination of service or another distribution date selected by the participant. The deferred compensation obligation is classified as a liability and adjusted with a corresponding charge to expense to reflect the changes in the amount owed to the participant. Amounts owed participants are credited with interest based on an annually adjusted rate. The obligation at December 31, 1999 was $1.2 million.

   (h) Supplemental Executive Retirement Plan

       In 1999, the Company entered into a special supplemental retirement plan with the President and CEO as an incentive for his continued employment. This plan provides benefits based on a percentage of his final average compensation less benefits available to him under other plans, including the Supplemental Plan. The obligation under this plan as of December 31, 1999 was $2.2 million. The expense for this plan in 1999 was $2.2 million which includes recognition of benefits earned due to prior services.

   (i) The ESOP Supplemental Executive Retirement Plan

       In 1999, the Company also implemented a new plan to provide for similar supplemental executive benefits with respect to the ESOP. Specifically, the new plan provides benefits to eligible individuals that cannot be provided under the ESOP as a result of the limitations imposed by the Internal Revenue Code, but that would have been provided under the ESOP had there not been such limitations.

       The plan also provides supplemental benefits to designated individuals who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP prior to the scheduled repayment of the ESOP loan. Generally, the plan provides the eligible individual with a benefit equal to what the individual would have received under the ESOP had he or she remained employed throughout the term of the ESOP or had the ESOP not been terminated prior to the scheduled repayment of the ESOP loan, less the benefits actually provided under the ESOP on behalf of such individual. An individual's benefits under this plan will generally become payable upon the participant's retirement at age 65 or upon the change in control of the Company or the Bank. In 1999, the Company recognized expense of $189 thousand for this plan. The obligation under this plan is invested in the Company's common stock and placed in a grantor trust. The trust held 12,549 shares of Company common stock as of December 31, 1999. These shares are recorded as a reduction of stockholders' equity at their original cost of $189 thousand.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



   (j) Director's Retirement Plan

       In December 1998, the Company adopted a retirement plan for incumbent nonemployee directors to provide a retirement income supplement for directors with long service. The benefit obligation under this plan at December 31, 1999 and 1998 was $589 thousand and $454 thousand, respectively. The Company recorded approximately $66 thousand and $102 thousand of expense in 1999 and 1998, respectively.

   (k) Stock-Based Incentive Plan

       The Company intends to adopt a Stock-Based Incentive Plan which will provide for the granting of options to purchase common stock ("Stock Options") and restricted stock ("Stock Awards") to eligible officers, employees, and directors of the Company. Under this plan, the Company intends to grant stock options equal to 10% of the shares issued in the Conversion, or 2,887,110 shares. In addition, the Company intends to grant Stock Awards in an amount equal to 4% of the shares issued in the Conversion or 1,154,844 shares. Stock Awards will be granted at no cost to the recipients. This plan may be funded either through open market purchases of common stock by a trust or from authorized but unissued shares. The committee administering this plan will determine the terms of the awards granted to officers and employees. The Company intends to implement this plan within the first year after the Conversion, and therefore, prior to making any grants, this plan must be approved by the majority of the Company's shareholders at the annual shareholders meeting in 2000.


(11)   Income Taxes


       The components of income tax expense are summarized as follows:

                                                                       Years ended December 31,
                                                        ----------------------------------------------------
                                                              1999               1998                1997
                                                        -------------      --------------      -------------
                                                                            (In thousands)
Current tax expense (benefit):
 Federal                                             $          7,539   $           8,510   $          6,753
 State                                                            (98)              2,480              2,139
                                                        -------------      --------------      -------------

   Total current                                                7,441              10,990              8,892
                                                        -------------      --------------      -------------
Deferred tax expense (benefit):
 Federal                                                       (5,728)             (1,846)              (527)
 State (including effect of
   Valuation allowance)                                            98                 (78)              (272)
                                                        -------------      --------------      -------------

   Total deferred                                              (5,630)             (1,924)              (799)
                                                        -------------      --------------      -------------

   Total income tax expense                          $          1,811   $           9,066   $          8,093
                                                        =============      ==============      =============

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


   The effective tax rates for 1999, 1998 and 1997 differ from the statutory federal income tax rate. The reasons for these differences in the effective tax rate follow:

                                                                   Years ended December 31,
                                                   -----------------------------------------------------
                                                          1999               1998               1997
                                                   ---------------    ---------------    ---------------
                                                     Amount      %      Amount      %      Amount      %
                                                   ---------------    ---------------    ---------------
                                                                       (In thousands)
Statutory federal income tax                      $   1,608     35%  $   9,478     35%  $   9,223     35%
Increase (decrease) in tax rates resulting
 from:
 State income taxes, net of federal income
  tax benefit                                            --     --       1,561      5       1,213      5

 Nondeductible expense                                  589     12          --     --          --     --
 Dividend received deduction                           (327)    (7)       (332)    (1)       (454)    (2)
 Appreciated value of donated securities
                                                         --     --      (1,290)    (5)     (1,451)    (6)
 Other                                                  (59)    (1)       (351)    (1)       (438)    (1)
                                                   ---------  ----    ---------  ----    ---------  ----
 Effective combined federal and state tax
  amount and rate                                 $   1,811     39%  $   9,066     33%  $   8,093     31%
                                                   =========  ====    =========  ====    =========  ====

   The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

                                                                                                     December 31,
                                                                                        ----------------------------------------
                                                                                               1999                     1998
                                                                                        ------------------   -------------------
                                                                                                     (In thousands)
Deferred tax assets:
 Allowance for loan losses                                                              $             3,291   $           3,238
 Postretirement benefits other than pensions                                                            354                 341
 Charitable contribution carryforward for tax purposes                                                7,165                 526
 Other                                                                                                2,345               1,227
                                                                                            ---------------      --------------
     Total gross deferred tax assets                                                                 13,155               5,332

Less state valuation allowance                                                                       (1,198)               (175)
                                                                                            ---------------      --------------

     Deferred tax asset after valuation allowance                                                    11,957               5,157
                                                                                            ---------------      --------------
Deferred tax liabilities:
 Net unrealized gains on securities available for sale                                              (20,021)            (29,387)
 Net deferral of loan origination costs                                                              (2,005)               (738)
 Bank premises and equipment, principally due to
   differences in depreciation                                                                         (673)               (651)
 Excess of tax bad debt reserve over base year                                                         (628)               (798)
 Pension plan                                                                                          (360)               (356)
 Prepaid insurance                                                                                     (105)                (58)
                                                                                            ---------------      --------------

     Total gross deferred tax liabilities                                                           (23,792)            (31,988)
                                                                                            ---------------      --------------

     Net deferred tax liability                                                         $           (11,835)  $         (26,831)
                                                                                            ===============      ==============

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


       At December 31, 1999, the Company has charitable contribution carryforwards of $18.0 million, which expire in 2004. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividends received deductions. A corporation is permitted to carry over the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation. The Company's state net operating losses at December 31, 1999 are $3.0 million and expire in 2004.

       Management believes it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. As of December 31, 1999 and 1998, the Company had a valuation allowance of $1.2 million and $175 thousand respectively, against its state deferred tax asset in connection with the creation of a Connecticut passive investment company pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. During 1999, the Company increased its valuation allowance by $1.0 million to offset an increase in the state deferred tax asset attributable to net deductible temporary differences arising during the year.

       For income tax purposes, a bad debt reserve is maintained equal to the excess of tax bad debt deductions over actual losses charged against the reserve. The Company's base-year tax bad debt reserve was $24.6 million and the related unrecognized deferred tax liability was approximately $9.8 million at December 31, 1999. A deferred tax liability has not been recognized for the base-year tax bad debt reserve, since the Company does not expect that the reserve will become taxable in the foreseeable future. Events that would result in the recapture of the pre-1988 bad debt reserves include stock and cash distributions to the Parent Company from the Bank in excess of the Bank's earnings and profits.


(12) Financial Instruments with Off-Balance-Sheet Risk

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments expose the Company to credit risk in excess of the amount recognized in the balance sheet.

     The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credits if such commitments are fulfilled, is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


   The contract amounts of financial instruments with off-balance-sheet risk are as follows:

                                                                                 December 31,
                                                                       -------------------------------
                                                                             1999             1998
                                                                       --------------    -------------
                                                                                (In thousands)
Approved real estate loan commitments:
 Fixed rate                                                         $           2,284  $        15,431
 Variable rate                                                                 20,371           32,768
Approved consumer loan commitments                                              5,069            5,564
Unused portion of home equity lines of credit                                 190,361          139,971
Unused portion of construction loans                                           16,003            6,706
Unused checking overdraft lines of credit                                         902              854

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral obtained is primarily residential property located in Connecticut. Interest rates on approved mortgage loan commitments and equity lines of credit are a combination of fixed and variable.


(13)  Leases

   Rental expense amounted to $557 thousand, $396 thousand and $335 thousand for the years ended December 31, 1999, 1998 and 1997, respectively.

   Future minimum payments, by year and in the aggregate, under noncancelable operating leases for branch office premises with initial or remaining terms of one year or more consisted of the following at December 31, 1999 (in thousands):

              2000                                      $    409
              2001                                           325
              2002                                           290
              2003                                           251
              2004                                           198
              Thereafter                                   1,139
                                                         -------

                                                        $  2,612
                                                         =======

   The branch office leases include options to renew for periods ranging from 5 to 20 years.

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



(14)  Other Comprehensive Income

   The following tables summarize components of other comprehensive income and the related tax effects for the years ended December 31, 1999 and 1998:

                                                                        Year ended December 31, 1999
                                                           ----------------------------------------------------
                                                                Before
                                                                  tax            Income tax         Net-of-tax
                                                                amount             effect             amount
                                                           --------------     ---------------    --------------
                                                                               (In thousands)
Unrealized loss on available for sale securities:
 Unrealized holding losses arising during
     the period                                          $        (16,088)  $           7,956  $         (8,132)
 Reclassification adjustment for gains
  realized during the period                                       (2,850)              1,410            (1,440)
                                                           --------------     ---------------    --------------

             Other comprehensive loss                    $        (18,938)  $           9,366  $         (9,572)
                                                           ==============     ===============    ==============

                                                                         Year ended December 31, 1998
                                                           ------------------------------------------------------
                                                                Before
                                                                  tax             Income tax          Net-of-tax
                                                                amount              effect              amount
                                                           --------------     ---------------     ---------------
                                                                                (In thousands)
Unrealized gain on available for sale securities:
  Unrealized holding gains arising during
   the period                                            $         15,093   $          (6,631)  $           8,462
  Reclassification adjustment for gains
   realized during the period                                      (6,696)              3,062              (3,634)
                                                           --------------     ---------------     ---------------

   Other comprehensive income                            $          8,397   $          (3,569)  $           4,828
                                                           ==============     ===============     ===============

   For the year ended December 31, 1997, other comprehensive income of $9.7 million was attributable to unrealized gains on available for sale securities. For this period, other comprehensive income before income taxes was $16.9 million, and the related income tax effect was $7.2 million.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(15) Foundations

   In connection with the Conversion in 1999, the Company established American Savings Charitable Foundation (the "Charitable Foundation"). The Charitable Foundation was funded with 2,138,600 shares of the Company's common stock. The Charitable Foundation paid $21 thousand and the Company contributed the remainder of the value for a total of $21.4 million. The Charitable Foundation will make grants and donations to non-profit and community groups in the community served by the Company. A request to the Internal Revenue Service to be recognized as an exempt organization will be made by the Charitable Foundation. The Company believes that the Charitable Foundation will qualify as a Section 501(c)(3) exempt organization under the Internal Revenue Code.

   In 1995, the Company established the American Savings Bank Foundation, Inc. (the "Foundation"). The Foundation was organized for charitable purposes and is exempt by statute from federal income taxes under applicable provisions of the Internal Revenue Code and Connecticut tax law. The Company has made annual contributions to the Foundation subject to the determination of its Board of Directors. In 1999, the Company funded a 1998 contribution amounting to $212 thousand. In 1998, the Company contributed $3.6 million to the Foundation, of which $2.3 million was for the 1998 contribution and $1.3 million represented a Board designated contribution for 1999. In 1997, the Company contributed $2.3 million to the Foundation. The Company's contributions to the Foundation in 1999, 1998 and 1997 were made primarily in the form of investment securities. After 1999, the Company does not expect to make any further contributions to this foundation.

   In order to maintain Internal Revenue Code compliance, assets of these foundations cannot be returned to the Company or directed for use of, or for the benefit of, the Company.


(16) Fair Value of Financial Instruments

   The methods and assumptions used to estimate fair values for the Company's financial instruments are set forth below.

   Fair values of cash and due from banks, federal funds sold, accrued interest and dividends receivable and accrued interest payable are based on the carrying amounts as reported in the consolidated balance sheet.

   Fair values of investment and mortgage-backed securities are based on quoted market prices or dealer quotes for similar instruments. The fair value of the Federal Home Loan Bank stock is estimated to equal the carrying amount, due to the historical experience that this stock is redeemed at par.

   Fair values for fixed-rate loans are estimated using discounted cash flow analyses using yields currently expected for pools of loans with similar terms and credit quality. Variable-rate loans are valued at carrying amount due to the repricing characteristics of the portfolio.

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997




   The fair values of deposits with no stated maturity, such as demand deposits, regular savings, and money management accounts, are assumed to equal the amount payable on demand. Fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities of certificates of deposit.

   Fair values of advances from the FHLB are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated monthly maturities on FHLB advances and other borrowings by period to maturity.

   The fair values of the Company's commitments to extend credit approximate their carrying amounts, which are insignificant at December 31, 1999 and 1998.

   The following are the carrying amounts and estimated fair values of the Company's financial assets and liabilities, none of which were held for trading purposes:

                                                                            December 31,
                                            --------------------------------------------------------------------------
                                                            1999                                   1998
                                            -----------------------------------    -----------------------------------
                                                Carrying           Estimated           Carrying           Estimated
                                                 amounts          fair values           amounts          fair values
                                            ---------------    ----------------    ---------------    ----------------
                                                                           (In thousands)
Financial Assets
Cash and due from banks                   $          28,304  $           28,304  $          25,122  $           25,122
Federal funds sold                                    2,300               2,300             30,700              30,700
Investment securities available
 for sale                                           435,832             435,832            417,673             417,673
Mortgage-backed securities
 available for sale                                 341,421             341,421            172,855             172,855
Federal Home Loan Bank stock                         16,402              16,402              9,397               9,397
Loans, net                                        1,029,531           1,020,876            907,254             917,607
Accrued interest and dividends
 receivable                                          14,530              14,530             11,260              11,260

Financial Liabilities
Regular savings                                     196,061             196,061            193,005             193,005
NOW, money market,
 and demand deposits                                169,811             169,811            159,920             159,920
Certificates of deposit and
 retirement accounts                                753,009             754,060            790,829             797,530
Mortgagors' escrow deposits                             356                 356             10,653              10,653
Federal Home Loan Bank advances                     214,444             211,029            120,244             122,584
Accrued interest payable on
 deposits and FHLB advances                           1,556               1,556                661                 661

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



(17) Parent Company Only Financial Information

   The Parent Company began operations on November 30, 1999 in conjunction with the Bank's mutual-to-stock conversion and the Parent Company's subscription and direct community offering of its common stock. The following represents the Parent Company's balance sheet as of December 31, 1999, and statements of income and cash flows for the period November 30, 1999 through December 31, 1999.

Balance sheet                                                   December 31, 1999
                                                               -------------------
                                                                  (In thousands)
Assets

Cash and cash equivalents                                      $            104,914
Investment in American Savings Bank                                         419,287
Deferred tax asset                                                            7,481
                                                                 ------------------

   Total assets                                                $            531,682
                                                                 ==================

Liabilities and Stockholders' Equity

Total liabilities                                              $                230
Stockholders' equity                                                        531,452
                                                                 ------------------

   Total liabilities and stockholders' equity                  $            531,682
                                                                 ==================

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997




Statement of Income                                                For the period November 30, 1999
                                                                       through December 31, 1999
                                                                       -------------------------
                                                                              (In thousands)

Interest income                                                            $            92
Contribution of common stock to the Charitable Foundation                          (21,365)
Other expenses                                                                        (779)
                                                                             -------------

Loss before income taxes and undistributed income from
  American Savings Bank                                                            (22,052)

Income tax benefit                                                                   7,478
                                                                             -------------

Loss before undistributed income from American Savings Bank                        (14,574)

Undistributed loss from American Savings Bank                                       (1,942)
                                                                             -------------

Net loss                                                                   $       (16,516)
                                                                             =============

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997



Statement of Income                                                For the period November 30, 1999
                                                                       through December 31, 1999
                                                                       -------------------------
                                                                              (In thousands)

Operating activities:
  Net loss                                                                   $         (16,516)
   Adjustments to reconcile net income to cash provided by
     operating activities:
     Contribution of common stock to the Charitable Foundation                          21,365
     Undistributed income from American Savings Bank                                     1,942
     Increase in other liabilities                                                         230
     Increase in deferred tax asset                                                     (7,481)
     ESOP expense                                                                          706
                                                                               ---------------
      Net cash provided by operating activities                                            246
                                                                               ---------------
Investing activities:
  Investment in common stock of American Savings Bank                                 (130,518)

Financing activities:
  Net proceeds from stock offering                                                     260,986
  Net proceeds from issuance of common stock to Charitable Foundation                       21
  Acquisition of common stock by ESOP                                                  (25,661)
  Acquisition of common stock for stock-based compensation plans                        (1,755)
  Obligation to stock-based deferred compensation plans                                  1,595
                                                                               ---------------

Net cash provided by financing activities                                              235,186
                                                                               ---------------

Net increase in cash and cash equivalents                                              104,914

Cash and cash equivalents at beginning of period                                            --
                                                                               ---------------

Cash and cash equivalents at end of period                                   $         104,914
                                                                               ===============

                                                                     (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997


(18) Selected Quarterly Consolidated Financial Information (unaudited)

   The following table presents quarterly financial information of the Company for 1999 and 1998:

                                                                      First      Second       Third       Fourth
                                                                     Quarter     Quarter     Quarter     Quarter
                                                                   ---------   ---------   ---------   ---------
                                                                                   (In thousands)
1999
Interest and dividend income                                      $   24,680  $   25,069  $   26,229  $   30,055
Interest expense                                                      13,398      13,428      13,972      15,646
                                                                   ---------   ---------   ---------   ---------

Net interest income                                                   11,282      11,641      12,257      14,409
Provision for loan losses                                                600         340         540         550
                                                                   ---------   ---------   ---------   ---------

Net interest income after provision for loan losses                   10,682      11,301      11,717      13,859
Non-interest income                                                    4,043       3,697       1,548      (1,325)
Non-interest expense                                                   7,091       5,543       6,617      31,677
                                                                   ---------   ---------   ---------   ---------

Income (loss) before income taxes                                      7,634       9,455       6,648     (19,143)
Income tax expense (benefit)                                           2,521       3,110       2,642      (6,462)
                                                                   ---------   ---------   ---------   ---------

Net income (loss)                                                 $    5,113  $    6,345  $    4,006  $  (12,681)
                                                                   =========   =========   =========   =========

1998
Interest and dividend income                                      $   24,718  $   24,777  $   24,714  $   24,780
Interest expense                                                      13,299      13,548      13,541      13,679
                                                                   ---------   ---------   ---------   ---------

Net interest income                                                   11,419      11,229      11,173      11,101

Provision for loan losses                                                600         600         600         600
                                                                   ---------   ---------   ---------   ---------

Net interest income after provision for loan losses                   10,819      10,629      10,573      10,501
Non-interest income                                                    3,145       4,650       1,576       1,893
Non-interest expense                                                   6,607       7,292       5,950       6,856
                                                                   ---------   ---------   ---------   ---------

Income before income taxes                                             7,357       7,987       6,199       5,538
Income tax expense                                                     2,780       1,745       2,351       2,190
                                                                   ---------   ---------   ---------   ---------

Net income                                                        $    4,577  $    6,242  $    3,848  $    3,348
                                                                   =========   =========   =========   =========

   The decline in net income for the fourth quarter of 1999 primarily resulted from a $21.4 million contribution of common stock to the newly formed American Savings Charitable Foundation at the time of the Conversion, and from charges of $3.4 million associated with the restructuring of the Company's compensation plans. In addition, the Company recognized a $3.1 million loss on the sale of securities resulting from a restructuring of the investment portfolio in the fourth quarter of 1999.