Form 10-Q
period 2000-03-31
AMERICAN FINANCIAL HOLDINGS INC
filed 2000-05-12
CIK 1095862

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _____________ to _____________.


                         Commission File Number 0-27399

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       Yes [X ]                                         No [  ]


                      Common Stock Par Value $.01 Per Share
                    28,871,100 Outstanding as of May 8, 2000

                                      Index
                                      -----

Part I. Item 1. Financial Information (unaudited)                                        Page
          A. Consolidated Balance Sheets as of March 31, 2000 and                          1
                   December 31, 1999

          B. Consolidated Statements of Income for the Three Months                        2
                   Ended March 31, 2000 and March 31, 1999

          C. Consolidated Statements of Cash Flows for the Three Months                    3
                   Ended March 31, 2000 and March 31, 1999

          D. Notes to Consolidated Financial Statements                                    4

         Item 2. Management's Discussion and Analysis of Consolidated Financial            8
                   Condition and Results of Operations

         Item 3. Qualitative and Quantitative Disclosure about Market Risk                14

Part II. Other Information                                                                16

         Item 1. Legal Proceedings                                                        16

         Item 2. Changes in Securities and Use of Proceeds                                16

         Item 3. Defaults Upon Senior Securities                                          16

         Item 4. Submission of Matters to a Vote of Securities Holders                    16

         Item 5. Other Information                                                        16

         Item 6. Exhibits and Reports on Form 8-K                                         16

Signatures                                                                                17

Exhibit                                                                                   18

American Financial Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                          March 31, 2000       December 31, 1999
                                                                          --------------       -----------------
                                                                                       (In thousands)
                                 Assets
  Cash and due from banks:
    Non-interest bearing                                                        $ 12,870                $ 23,290
    Interest bearing                                                                  16                   5,014
                                                                             -----------             -----------
Total cash and due from banks                                                     12,886                  28,304
  Federal funds sold                                                              13,750                   2,300
                                                                             -----------             -----------
Cash and cash equivalents                                                         26,636                  30,604
   Investment securities available for sale (amortized cost of
      $362,643 at March 31, 2000 and  $378,763 at December 31, 1999)             432,747                 435,832
   Mortgage-backed securities available for sale (amortized cost of
     $355,745 at March 31, 2000 and $348,281 at December 31, 1999)               347,120                 341,421
   Loans, less allowance for loan losses of $9,241 at March 31, 2000 and
     $8,820 at December 31, 1999                                               1,052,054               1,029,531
   Real estate owned                                                                  58                     445
   Accrued interest and dividends receivable on investments                        8,602                   8,833
   Accrued interest receivable on loans                                            5,572                   5,697
   Federal Home Loan Bank stock                                                   12,194                  16,402
   Bank premises and equipment, net                                               13,486                  13,373
   Other assets                                                                    1,858                   4,015
                                                                             -----------             -----------
   Total assets                                                              $ 1,900,327             $ 1,886,153
                                                                             ===========             ===========

                  Liabilities and Stockholders' Equity

  Deposits                                                                   $ 1,135,241             $ 1,118,881
  Mortgagors' escrow deposits                                                      5,492                     356
  FHLB advances and other borrowings                                             186,944                 214,444
  Deferred income tax liability                                                   16,335                  11,835
  Accrued interest payable on deposits and FHLB advances                           1,365                   1,556
  Other liabilities                                                                9,146                   7,629
                                                                             -----------             -----------
  Total liabilities                                                            1,354,523               1,354,701

  Stockholders' Equity
         Preferred stock, $.01 par value; authorized 10,000,000 shares,
               none issued                                                             -                       -
         Common stock, $.01 par value; authorized 120,000,000 shares,
               28,871,100 shares issued and outstanding                              289                     289
         Additional paid-in capital                                              282,148                 282,148
         Unallocated common stock held by ESOP (2,252,010 shares)                (25,020)                (25,020)
         Stock-based compensation                                                   (160)                   (160)
         Retained earnings                                                       251,582                 244,007
         Accumulated other comprehensive income                                   36,965                  30,188
                                                                             -----------             -----------
                                                                                 545,804                 531,452
                                                                             -----------             -----------
    Total liabilities and stockholders' equity                               $ 1,900,327             $ 1,886,153
                                                                             ===========             ===========

  See accompanying notes to consolidated financial statements.

American Financial Holdings, Inc.
Consolidated Statements of Income
(Unaudited)                                                                      For the Three Months Ended March 31
                                                                                 -----------------------------------
                                                                                    2000                     1999
                                                                                ---------               ---------
                                                                                (In thousands, except per share data)
Interest and dividend income:
  Real estate mortgage loans                                                     $ 13,158                $ 11,515
  Consumer loans                                                                    5,826                   5,094
  Mortgage-backed securities                                                        5,744                   2,762
  Federal funds sold                                                                  170                     498
  Investment securities:
    Interest-taxable                                                                5,321                   4,120
    Interest-tax exempt                                                               209                       -
    Dividends                                                                         664                     691
                                                                                ---------               ---------
      Total interest and dividend income                                           31,092                  24,680
Interest expense:
  Deposits                                                                         11,485                  11,605
  Federal Home Loan Bank advances and other short-term borrowings                   2,923                   1,793
                                                                                ---------               ---------
      Total interest expense                                                       14,408                  13,398

      Net interest income before provision for loan losses                         16,684                  11,282

  Provision for loan losses                                                           550                     600
                                                                                ---------               ---------
      Net interest income after provision for loan losses                          16,134                  10,682

Non-interest income:
  Service charges and fees                                                          1,301                   1,069
  Net gain on sale of investment securities                                         1,416                   2,822
  Net gain on sale of loans                                                             2                      44
  Other                                                                               128                     108
                                                                                ---------               ---------
      Total non-interest income                                                     2,847                   4,043

Non-interest expense:
  Salaries and employee benefits                                                    3,897                   3,860
  Occupancy expense                                                                   648                     578
  Furniture and fixture expense                                                       441                     383
  Charitable contributions                                                             35                     236
  Outside services                                                                    935                     747
  Advertising                                                                         349                     404
  Other                                                                               954                     883
                                                                                ---------               ---------
      Total non-interest expense                                                    7,259                   7,091

Income before income taxes                                                         11,722                   7,634

Income taxes                                                                        4,147                   2,521
                                                                                ---------               ---------
      Net income                                                                  $ 7,575                 $ 5,113
                                                                               ==========               =========

Basic earnings per share                                                             0.28                     n/a
Diluted earnings per share                                                           0.28                     n/a

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(unaudited)

                                                                                 For the three months ended
                                                                                 --------------------------
                                                                                         March 31,
                                                                                 --------------------------
                                                                                   2000            1999
                                                                                 -----------    -----------
                                                                                       (In thousands)
Operating activities:
    Net income                                                                   $     7,575 $        5,113
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                        550            600
        Depreciation and amortization off bank premises and equipment                    468            439
        Loss on disposition of fixed assets                                                2             --
        Accretion of discounts                                                          (193)          (475)
        Decrease (increase) in accrued interest and dividends receivable                 356           (125)
        Gain on sale of investment securities                                         (1,416)        (2,822)
        Decrease in other assets                                                       2,157            614
        Increase in other liabilities                                                  1,326          1,722
        Increase in net deferred loan origination costs                                  (87)          (511)
        Gain on sale of loans                                                             (2)           (44)
        Net gain on disposition of real estate owned                                     (87)           (89)
        Increase in deferred income tax                                                    6             --
                                                                                 -----------    -----------
           Net cash provided by operating activities                                  10,655          4,422
                                                                                 -----------    -----------

Investing activities:
    Investment securities available for sale:
      Purchases                                                                      (53,928)       (92,520)
      Proceeds from sales                                                              1,435          2,868
      Proceeds from maturities                                                        70,100        135,000
    Mortgage-backed securities available for sale
      Purchases                                                                      (14,527)       (42,112)
      Principal paydowns                                                               7,186         13,680
    Proceeds from sale of loans                                                          197          7,684
    Redemption (purchases) of Federal Home Loan Bank stock                             4,208         (1,037)
    Net increase in loans                                                            (23,254)       (15,472)
    Purchases of bank premises and equipment                                            (583)        (1,194)
    Proceeds from the sales of real estate owned                                         547            629
                                                                                 -----------    -----------
        Net cash (used) provided by investing activities                              (8,619)         7,526
                                                                                 -----------    -----------
Financing activities:
    Increase (decrease) in deposits                                                   16,360         (2,983)
    Increase (decrease)  in mortgagors' escrow deposits                                5,136         (5,548)
    Advances from the Federal Home Loan Bank                                           2,500             --
    Maturities of advances from the Federal Home Loan Bank                           (30,000)            --
                                                                                 -----------    -----------
        Net cash used by financing activities                                         (6,004)        (8,531)
                                                                                 -----------    -----------

(Decrease) increase in cash and cash equivalents                                      (3,968)         3,417

Cash and cash equivalents at beginning of period                                      30,604         55,822
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                      $     26,636 $       59,239
                                                                                =============  =============
Supplemental information:


    Interest paid on deposits and borrowings                                    $     14,599 $       13,040
    Transfers of loans to real estate owned                                               73            539

See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(1)    Basis of Financial Statement Presentation

       American Financial Holdings, Inc. (the "Company") is a savings and loan holding company. The Company's subsidiary, American Savings Bank (the "Bank"), provides a wide range of banking, financing, fiduciary and other financial services to individuals located primarily in Connecticut. The Company is subject to the regulation of certain state and federal agencies and undergoes periodic examination by those regulatory authorities.

       The Bank completed its conversion from a mutual savings bank to a stock savings bank (the "Conversion") on November 30, 1999. Concurrent with the Bank's conversion, the Parent Company was formed, acquired all of the Bank's common stock and issued its common stock in a subscription and direct community offering to the public.

       As part of the Conversion, the Bank issued all of its 1,000 outstanding shares of common stock to the Company for 50% of the net proceeds from the Company's sale of common stock in the subscription and direct community offering. As a result of the subscription and direct community offering, the Company sold 25,395,875 shares of its common stock at a price of $10 per share to persons having subscription rights, and 1,336,625 shares to the Bank's Employee Stock Ownership Plan (the "ESOP"). The Company also contributed 2,138,600 shares to American Savings Charitable Foundation. The Conversion resulted in net proceeds of $261.0 million after offering costs of $6.3 million.

       The accompanying unaudited consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and notes thereto included in American Financial's 1999 annual report filed on Form 10-K. The consolidated financial statements include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term relate to the determination of the allowance for loan losses.

       All adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary for fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for interim periods are not necessarily indicative of the results that may be expected for another interim period or a full year.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

 (2)   Investment and Mortgage-Backed Securities

       The Company classified all investment and mortgage-backed securities as available for sale as of March 31, 2000 and December 31, 1999. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investments and mortgage-backed securities at March 31, 2000 and December 31, 1999 are as follows:

                                                                              March 31, 2000
                                                    -----------------------------------------------------------------------
                                                                           Gross             Gross
                                                                         Unrealized        Unrealized
                                                    Amortized Cost         Gains             Losses           Fair Value
                                                    ---------------     -------------    ---------------    ---------------
                                                                              (In Thousands)
   Investments:
       U.S. Treasury notes                       $          5,035   $           126  $            --     $           5,161
       U.S. Government agencies                            39,708                13               (474)             39,247
       Corporate bonds and notes                          271,948               314             (3,011)            269,251
       Municipal bonds                                     28,138                97               (323)             27,912
       Marketable equity securities                        17,814            73,620               (258)             91,176
                                                    ---------------     ------------     ---------------     --------------

                                                          362,643            74,170             (4,066)            432,747
                                                    ---------------     ------------     ---------------     --------------
   Mortgage-backed securities:
       U.S. Government & agency                           218,332               129             (6,485)            211,976
       U.S Agency issued collateralized
             mortgage obligations                         137,413                71             (2,340)            135,144
                                                    ---------------     ------------     ---------------     --------------

                                                          355,745               200             (8,825)            347,120
                                                    ---------------     ------------     ---------------     --------------

           Total available for sale              $        718,388   $        74,370  $         (12,891)  $         779,867
                                                    ===============     ============     ===============     ==============

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                                                              December 31, 1999
                                                    ----------------------------------------------------------------------
                                                                          Gross              Gross
                                                      Amortized         Unrealized         Unrealized            Fair
                                                        Cost              Gains              Losses             Value
                                                    --------------     -------------     ---------------     -------------
                                                                              (In Thousands)
   Investments:
       U.S. Treasury notes                       $         5,037   $            131  $            --     $          5,168
       U.S. Government agencies                           45,502                 --             (382)              45,120
       Corporate bonds and notes                         267,341                 --           (3,180)             264,161
       Municipal bonds                                    22,738                 --             (478)              22,260
       Marketable equity securities                       13,145             61,291             (313)              74,123
       Auction market preferred stocks                    25,000                 --               --               25,000
                                                    --------------      ------------     ---------------     -------------

                                                         378,763             61,422           (4,353)             435,832
                                                    --------------      ------------     ---------------     -------------
   Mortgage-backed securities:
         U.S. Government & agency                        224,916                102           (5,157)             219,861
         U.S. Agency issued collateralized
              mortgage obligations                       123,365                 --           (1,805)             121,560
                                                    --------------      ------------     ---------------     -------------

                                                         348,281                102           (6,962)             341,421
                                                    --------------      ------------     ---------------     -------------

           Total available for sale              $       727,044   $         61,524  $       (11,315)    $        777,253
                                                    ==============      ============     ===============     =============

(3)      Comprehensive Income

       The following tables represent components and the related tax effects allocated to other comprehensive income for the three-month periods ended March 31, 2000 and March 31, 1999.

                                                                                    Three months ended
                                                                                      March 31, 2000
                                                                    ------------------------------------------------------
                                                                           Before
                                                                             tax          Income tax           Net-of-tax
                                                                           amount              effect            amount
                                                                           ------              ------            ------
                                                                                          (In Thousands)
    Unrealized gain on available for sale securities:
       Unrealized holding gains arising during
            the period                                              $        12,686   $           (5,058)  $         7,628
       Less: reclassification adjustment for gains realized
          during the period                                                  (1,416)                  565            (851)
                                                                         ------------     ----------------    -------------
          Other comprehensive income                                $        11,270   $           (4,493)  $         6,777
                                                                         ============     ================    =============


                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                                                                          Three months ended
                                                                                            March 31, 1999
                                                                         -------------------------------------------------------
                                                                         Before tax          Income tax           Net-of-tax
                                                                           amount              effect               amount
                                                                         ------------     -----------------     ----------------
     Unrealized loss on available for sale securities:                                    (In Thousands)
        Unrealized holding losses arising during
             the period                                             $        (1,923)                   817  $          (11,060)
        Less: reclassification adjustment for gains realized
           during the period                                                 (2,822)                 1,200              (1,622)
                                                                         ------------     -----------------     ----------------
           Other comprehensive loss                                 $        (4,745)  $              2,017  $           (2,728)
                                                                         ============     =================     ================



(4)    Earnings per share

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

       The weighted-average number of shares used in the computation of basic earnings per common share and diluted earnings per common share for the three month period ended March 31, 2000 was 26,633,953 and 26,646,502, respectively. Earnings per share data for the three-month period ended March 31, 1999 does not apply, since the Bank was a mutual savings bank with no outstanding stock.

(5)    Accounting Standards

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

Part I. Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

General

American Financial Holdings, Inc. (the "Company") consolidated results of operations depend primarily on net interest income, or the difference between interest income earned on the Company's interest-earning assets, such as loans and securities, and the interest expense on the Company's interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income primarily from service charges and other fees earned on fee-based activities such as trust operations, insurance sales, and investment services provided by the American Savings Bank's (the "Bank") wholly owned subsidiary, American Investment Services, Inc. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expense, professional services, furniture and fixture expense, advertising and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, and government policies and regulation.

Forward Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and describe future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results accurately or the actual operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999.

Total assets at March 31, 2000 were $1.90 billion representing an increase of $14.2 million or .75% from $1.89 billion at December 31, 1999. The Company's Tier 1 leverage ratio was 20.89% at March 31, 2000 compared to 23.0% at December 31, 1999. The Company's total risk-based capital ratio was 39.2% at March 31, 2000 compared to 38.0% at December 31, 1999.

The increase in assets was primarily a result of a $22.5 million net increase in loans and a $2.6 million net increase in investment and mortgage-backed securities available for sale, partially offset by a $4.0 million decrease in cash and cash equivalents and a $4.2 million decrease in Federal Home Loan Bank Stock. The increase in loans was primarily in one-to-four family adjustable rate mortgages and home equity lines of credit and was due to strong housing market and expansion of the Company's loan markets. The increase in investment and mortgage-backed securities available for sale is due to management's strategy to enhance yield on its interest-earning assets by investing in mortgage-backed securities, primarily collateralized mortgage obligations, with maturities or average lives ranging from two to five years. The decrease in cash and cash equivalents was primarily due to more cash being kept on hand at year-end in anticipation of potential customer withdrawals as a result of Year 2000. The decrease in Federal Home Loan Bank Stock was due to the reduction in Federal Home Loan Bank advances, as the level of Federal

Home Loan Bank stock required is lessened as the level of outstanding Federal Home Loan Bank advances decreases. Upon the reduction in advances, management elected to reduce its stock position and reinvest the proceeds in a higher yielding security.

Deposits increased $16.4 million or 1.5% to $1,135 million at March 31, 2000 from $1,119 million at December 31, 1999. The $16.4 million increase resulted primarily from a $16.9 million increase in certificate of deposits and individual retirement accounts and a $6.1 million increase in core accounts such as savings, money market and NOW accounts, offset by a $6.7 million decrease in other deposits. The increases in the time accounts and the core deposits were primarily due to special programs and attractive pricing geared to attract new deposits. The decrease in other deposits was primarily attributed to a decrease in the amount of bank checks outstanding. Mortgagors' escrow deposits increased $5.1 million from $356 thousand at December 31, 1999 to $5.5 million at March 31, 2000 due to timing of payments made for property taxes in December of 1999. Advances from the Federal Home Loan Bank decreased $27.5 million to $186.9 million at March 31, 2000 from $214.4 million at December 31, 1999. The decrease was due to $30 million of maturities offset by new advances of $2.5 million. The net deferred income tax liability increased $4.5 million to $16.3 million at March 31, 2000 compared to $11.8 million at December 31, 1999, primarily due to an increase in the net unrealized gain on total securities available for sale.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $3.2 million at March 31, 2000 compared to $3.0 million at December 31, 1999. Nonperforming assets to total assets were 0.17% and 0.16% at March 31, 2000 and December 31, 1999, respectively. Real estate owned declined from $445 thousand at December 31, 1999 to $58 thousand at March 31, 2000 due to a greater amount of dispositions of foreclosed properties than the amount of foreclosed properties transferred to real estate owned.

Total equity increased $14.4 million to $545.8 million at March 31, 2000 compared to $531.5 million at December 31, 1999. This increase resulted from net income of $7.6 million, and an increase of $6.8 million in accumulated other comprehensive income for the three months ended March 31, 2000. The increase in other comprehensive income resulted from an increase in after-tax net unrealized gains on investments, primarily in the equity portfolio as of March 31, 2000.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and
1999

Net Income. Net income increased by $2.5 million, or 48.0%, to $7.6 million for the quarter ended March 31, 2000 compared to $5.1 million for the same period in 1999. The increase was primarily driven by the increase in interest and dividend income of $6.4 million generated from earnings on the additional capital of approximately $261 million as a result of the Bank's conversion to a public company. These factors were partially offset by a $1.1 million increase in interest expense on Federal Home Loan Bank advances, a $1.4 million decrease in gains on the sale of investment securities and a $1.6 million increase in income tax expense.

Net Interest Income. Net interest income increased $5.4 million, or 47.9% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase was primarily the result of increased interest income resulting from an increase in the average daily balance and yields of interest earning assets. The increase in the average daily balance was due to the reinvestment of additional capital from the conversion to a public company. The increase in yields on interest earning assets is due to management's investment strategy of moving to higher yielding investments via the extension of average maturity primarily through collateralized mortgage obligations.

Total interest and dividend income was $31.1 million in the first quarter of 2000 as compared to $24.7 million in the first quarter of 1999. The increase in interest income was primarily due to a $318.5 million increase in average daily interest-earning assets to $1.785 billion for the three months ended March 31, 2000, compared to $1.466 billion for the three months ended March 31, 1999 and to an increase in the yield on interest-earning assets to 6.99% from 6.73% for the three months ended March 31, 2000 and March 31, 1999, respectively. Interest income on loans increased $2.4 million, or 14.3%, to $18.9 million, primarily due to a $130.7 million increase in the average daily balance of loans outstanding for the first quarter of 2000 as compared to the same period in 1999. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities increased $4.3 million, or 58.8% for the quarter ended March 31, 2000 compared to the first quarter of the prior year. The increase resulted primarily from a $209.6 million increase in the average daily balances, and a 67 basis point increase in the yield earned on such securities. The increase in yield in the first quarter of 2000 reflects the gradual increase in general market interest rates that took place over 1999 and 2000 and management's strategy to extend the average maturity of investments and mortgage-backed securities, thereby capturing higher yields.

Total interest expense for the three months ended March 31, 2000 was $14.4 million, an increase of $1.0 million, or 7.5%, compared to $13.4 million for the three months ended March 31, 1999. This increase was primarily due to a $74.5 million increase in the average daily balance of Federal Home Loan Bank advances and other borrowings to $198.1 million in the first quarter of 2000, as compared to $123.5 million for the same period in 1999.

Provision for Loan Losses. The provision for loan losses was $550 thousand for the three months ended March 31, 2000, a $50 thousand decrease from the $600 thousand provision for the three months ended March 31, 1999. This decrease reflects management's assessment of the losses inherent in the loan portfolio, as well as current market conditions. At March 31, 2000 and March 31, 1999 the allowance for loan losses was $9.2 million and $7.9 million respectively, which represented 292.43% of nonperforming loans and 0.88% of total loans at March 31, 2000 as compared to 246.27% of nonperforming loans and 0.86% of total loans at March 31, 1999.

Non-interest Income. Non-interest income decreased $1.2 million, or 29.6%, to $2.8 million for the three months ended March 31, 2000, primarily due to a decrease of $1.4 million in gains on the sales of investment securities. During 1999, the Company took advantage of favorable equity market conditions by selling appreciated equity securities. The Company reinvested the proceeds in actively traded diversified equity mutual funds in order to diversify risk as the equity securities portfolio was heavily weighted in financial institution equities. In the first quarter of 2000, the Company sold a portion of its appreciated equity securities, again due to favorable market conditions. Service charges and fees increased $232 thousand in the first quarter of 2000 over the same period in 1999, primarily as a result of increased commissions from the Company's investment services subsidiary, American Investment Services, Inc.

Non-interest Expense. Non-interest expense for the three months ended March 31, 2000 was $7.3 million, an increase of $168 thousand, or 2.3%, compared to $7.1 million for the three months ended March 31, 1999. The increase was primarily due to an increase in outside services offset by a decrease in charitable contributions. Outside services increased $188 thousand or 2.3% to $935 thousand for the three months ended March 31, 2000 compared to $747 thousand in the same period in 1999, primarily due to increased professional and examination fees associated with being a public company. Charitable contributions decreased $201 thousand, or 85.1%, to $35 thousand for the three months ended March 31, 2000 compared to $236 thousand in the same period in 1999. In the first quarter of 1999 the Bank accrued a contribution of approximately $200 thousand to the American Savings Bank Foundation, Inc., while no similar accrual was made during the three months ended March 31, 2000.

Income Tax Expense. Income taxes were $4.1 million for the quarter ended March 31, 2000 as compared to $2.5 million for the quarter ended March 31, 1999. The effective rates were 35.4 % and 33.0% for the three months ended March 31, 2000 and 1999, respectively. The increase in income taxes was primarily due to an increase in income before income taxes.

Average Balances, Interest and Average Yields/Cost

The following table presents certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from daily balances.

American Financial Holdings, Inc.
Consolidated Average Balance Sheets and Yield/Rate Analysis
(Unaudited)


                                                                                For the Quarters Ended

                                                       March 31, 2000                                 March 31, 1999
                                        --------------------------------------------  ----------------------------------------------
                                                                            Average                                        Average
                                        Average Balance      Interest     Yield/Rate        Average Balance    Interest   Yield/Rate
                                        ---------------      --------     ----------        ---------------    --------   ----------
                                                                                  (Dollars in Thousands)
Interest earnings assets:
   Loans (1)                              $   1,039,776    $   18,984           7.30 %         $  909,090       16,609       7.31 %
   Federal funds sold                            11,980           170           5.71               42,090          498       4.80
   Investment securities-taxable                346,088         5,662           6.58              329,689        4,621       5.68
   Investment securities-tax exempt (2)          15,258           321           8.46                    -            -          -
   Mortgage-backed securities                   351,081         5,744           6.54              173,116        2,762       6.38
   FHLB stock                                    16,171           260           6.47                9,466          155       6.64
   Interest-earning deposits                      4,411            63           5.74                2,819           35       5.04
                                          -------------    ----------    -----------           ----------    ---------     -------
         Total interest-earning assets        1,784,765        31,204           6.99            1,466,270       24,680       6.73
Non-interest-earning assets                      92,651                                           103,383
                                          -------------                                        ----------
         Total assets                     $   1,877,416                                        $1,569,653
                                          =============                                        ==========

Interest-bearing liabilities:
   Deposits
      Money management accounts           $      64,219    $     424            2.66           $   64,079       $   433      2.74
      NOW accounts                               74,333          252            1.36               65,528           219      1.36
      Savings and IRA passbook accounts         198,292          996            2.02              195,642           972      2.01
      Certificates of deposit                   765,755        9,813            5.15              779,567         9,981      5.19
                                          -------------    ---------     -----------           ----------   -----------   -------
         Total interest-bearing deposits      1,102,599       11,485            4.19            1,104,816        11,605      4.26
   FHLB advances and other borrowings           198,056        2,923            5.94              123,512         1,793      5.89
                                          -------------    ---------     ------------          ----------   -----------   -------
         Total interest-bearing
liabilities                                   1,300,655       14,408            4.46 %          1,228,328        13,398      4.42 %
   Non-interest bearing demand deposits          23,344                                            23,924
   Non-interest-bearing liabilities              22,338                                            36,897
                                          -------------                                        ----------
         Total liabilities                    1,346,337                                         1,289,149
Stockholders' Equity                            531,079                                           280,504
                                          -------------                                       -----------
         Total liabilities and equity     $   1,877,416                                       $ 1,569,653
                                          =============                                       ===========

   Net interest-earning assets            $     484,110                                        $  237,942
                                          =============                                        ==========
   Net interest income                                     $  16,796                                         $  11,282
                                                           =========                                         =========
   Interest rate spread                                                         2.53 %                                       2.31 %
                                                                                ====                                         ====
   Net interest margin (net
interest income as a percentage of
interest-earning assets)                                                        3.76 %                                       3.08 %
                                                                                ====                                         ====
   Ratio of interest-earning assets to
    interest-bearing liabilities                                              137.22 %                                     119.37 %
                                                                              ======                                       ======

Note 1- Average balances include nonaccrual loans
Note 2- Tax exempt interest is calculated on a tax equivalent basis.

Liquidity and Capital Resources

The Company's main sources of liquidity are dividends from the Bank and proceeds from capital offerings, while the main outflows are the payments of dividends and operating expenses. The Bank's ability to pay dividends to the Company is subject to regulatory restrictions which limit its ability to pay dividends, without prior approval, to an amount not to exceed the sum of the Bank's net profit for the year in question combined with its retained net profits from the preceding two calendar years. Regulations also prohibit the payment of dividends from the Bank if doing so would cause it to be "undercapitalized". Further restrictions prohibit the payment of dividends if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations.

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investments and mortgage-backed securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are: (1) the origination of residential one- to four-family mortgage loans and, to a lesser extent, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans; and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with broker/dealers.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2000, the Bank exceeded all of its regulatory capital requirements and was considered "well capitalized" under regulatory guidelines.

The capital from the Conversion completed in November 1999 significantly increased liquidity and capital resources. The Company's financial condition and results of operations have been enhanced by the proceeds from the Conversion, resulting in increased net interest-earning assets and net income.

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

Part I. Item 3. Qualitative and Quantitative Disclosures about Market Risk

Qualitative Aspects of Market Risk. The Company's most significant form of market risk is interest rate risk. The principal objectives of the Company's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. The Company has an Asset/Liability Committee responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Finance Committee of the Board of Directors quarterly and the whole Board of Directors annually. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

The Company's market risk also includes equity price risk. The marketable equity securities portfolio had net unrealized gains of $73.4 million at March 31, 2000 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

Quantitative Aspects of Market Risk. The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. The table below sets forth, as of March 31, 2000 and December 31, 1999 estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and down.

In an up 200 basis point environment the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities were 16.0% and 12.5% on March 31, 2000 and December 31, 1999, respectively. In a down 200 basis point environment the CPR prepayment assumptions on mortgage loans and securities were 26.3% and 25.5% on March 31, 2000 and December 31, 1999 respectively. On both March 31, 2000 and December 31, 1999, the rates paid on non-maturity deposits (savings, money market and NOW accounts) were assumed not to change under either interest rate environment.


                  Increase/              Estimated Changes in Annual Net Interest Income
                  (Decrease)             -----------------------------------------------
                  in market                  March 31, 2000            December 31, 1999
                  interest rates             --------------            -----------------
                  in basis points          $               %            $              %
                  (Rate Shock)           Change         Change        Change        Change
                  ------------------------------------------------------------------------
                   200                 $(1,796)         (2.66)%      $ (279)        (0.43)%
                  Static                     -              -             -             -
                  (200)                   (323)         (0.48)       (1,907)        (2.92)

Comparing the changes in net interest income at March 31, 2000 and December 31, 1999, the estimated change in net interest income improved by $1.6 million from ($1.9 million) to ($323,000) under a down 200 basis point environment. Correspondingly, under an up 200 basis point environment, the estimated change in net interest income worsened by $1.5 million from ($279,000) to ($1.8 million). The change in the Company's interest rate risk profile at March 31, 2000 as compared to December 31, 1999 was primarily attributed to an extension of four months in the average maturity of the investment portfolio and a decrease in the average maturity of time deposits.

Part II. Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Part II. Item 2. Changes in Securities and Use of Proceeds
None

Part II. Item 3. Defaults upon Senior Securities

None

Part II. Item 4. Submission of Matters to a Vote of Security Holders
None

Part II. Item 5. Other Information

None

Part II. Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits

         The following exhibits are included herein:

         2.1   Amended Plan of Conversion (including the Certificate of
               Incorporation and Bylaws of American Savings Bank)*
         3.1   Certificate of Incorporation of American Financial Holdings,
               Inc.*
         3.2   Bylaws of American Financial Holdings, Inc.*
         27    Financial Data Schedule

         * Incorporated by reference into this document from the Exhibits to the Form S-1 Registration Statement, and any amendments thereto, Registration No. 333-84463

b)       Reports on Form 8-K
         None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 American Financial Holdings, Inc.

Date: May 11, 2000               /s/ Robert T. Kenney
                                 _____________________________________________
                                 Robert T. Kenney
                                 Chairman, President and Chief Executive Officer

Date: May 11, 2000               /s/ Charles J. Boulier, III
                                 _____________________________________________
                                 Charles J. Boulier, III
                                 Executive Vice President, Chief Financial
                                 Officer and Treasurer
