Form 10-Q
period 2000-06-30
AMERICAN FINANCIAL HOLDINGS INC
filed 2000-08-11
CIK 1095862

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,
     For the quarter ended June 30, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the regisrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


                     Common Stock Par Value $.01 Per Share
                  28,771,100 Outstanding as of August 7, 2000

                                     Index
                                     -----


Part I. Item 1. Financial Information (unaudited)                           Page


A.  Consolidated Balance Sheets as of June 30, 2000 and                        1
    December 31, 1999

B.  Consolidated Statements of Income for the Three and Six Months             2
    Ended June 30, 2000 and June 30, 1999

C.  Consolidated Statements of Cash Flows for the Six Months                   3
    Ended June 30, 2000 and June 30, 1999

D.  Notes to Consolidated Financial Statements                                 4

    Item 2. Management's Discussion and Analysis of Consolidated Financial     9

                Condition and Results of Operations

    Item 3. Qualitative and Quantitative Disclosures about Market Risk        17

Part II. Other Information

    Item 1. Legal Proceedings                                                 19

    Item 2. Changes in Securities and Use of Proceeds                         19

    Item 3. Defaults Upon Senior Securities                                   19

    Item 4. Submission of Matters to a Vote of Security Holders               19

    Item 5. Other Information                                                 19

    Item 6. Exhibits and Reports on Form 8-K                                  19

Signatures                                                                    20

American Financial Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                             June 30, 2000       December 31, 1999
                                                                             -------------       -----------------
                                                                                   (In thousands,except share)
                                 Assets
  Cash and due from banks:
    Non-interest bearing                                                          $ 13,774                $ 23,290
    Interest bearing                                                                    13                   5,014
                                                                             -------------       -----------------
Total cash and due from banks                                                       13,787                  28,304
  Federal funds sold                                                                    -                    2,300
                                                                             -------------       -----------------
Cash and cash equivalents                                                           13,787                  30,604
   Investment securities available for sale (amortized cost of
      $363,610 at June 30, 2000 and  $378,763 at December 31, 1999)                428,590                 435,832
   Mortgage-backed securities available for sale (amortized cost of
     $347,777 at June 30, 2000 and $348,281 at December 31, 1999)                  339,407                 341,421
   Loans, less allowance for loan losses of $9,787 at June 30, 2000 and
     $8,820 at December 31, 1999                                                 1,081,671               1,029,531
   Real estate owned                                                                    21                     445
   Accrued interest and dividends receivable on investments                          9,055                   8,833
   Accrued interest receivable on loans                                              5,716                   5,697
   Federal Home Loan Bank stock                                                     12,194                  16,402
   Bank premises and equipment, net                                                 13,558                  13,373
   Other assets                                                                      3,932                   4,015
                                                                             -------------       -----------------
   Total assets                                                                $ 1,907,931             $ 1,886,153
                                                                             =============       =================

                  Liabilities and Stockholders' Equity
  Deposits                                                                     $ 1,120,227             $ 1,100,486
  Mortgagors' escrow and other deposits                                             28,153                  18,751
  FHLB advances and other borrowings                                               189,044                 214,444
  Deferred income tax liability                                                     14,403                  11,835
  Accrued interest payable on deposits and FHLB advances                             1,498                   1,556
  Other liabilities                                                                 10,504                   7,629
                                                                             -------------       -----------------
  Total liabilities                                                              1,363,829               1,354,701

  Stockholders' Equity
         Preferred stock, $.01 par value; authorized 10,000,000 shares,
               none issued                                                               -                       -
         Common stock, $.01 par value; authorized 120,000,000 shares,
               28,871,100 shares issued and outstanding                                289                     289
         Additional paid-in capital                                                282,148                 282,148
         Unallocated common stock held by ESOP                                     (25,020)                (25,020)
         Stock-based compensation                                                     (196)                   (160)
         Treasury stock at cost, 200,000 shares at June 30, 2000                    (3,169)                      -
         Retained earnings                                                         256,013                 244,007
         Accumulated other comprehensive income                                     34,037                  30,188
                                                                             -------------       -----------------
                                                                                   544,102                 531,452
                                                                             -------------       -----------------
    Total liabilities and stockholders' equity                                 $ 1,907,931             $ 1,886,153
                                                                             =============       =================



  See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
Consolidated Statements of Income
(unaudited)

                                                            For the Three Months                    For the Six Months
                                                               Ended June 30,                         Ended June 30,
                                                    -------------------------------------   --------------------------------------
                                                         2000                1999                2000               1999
                                                    ----------------   ------------------   ----------------   ----------------
                                                                         (In thousands, except per share data)
Interest and dividend income:
    Real estate mortgage loans                       $       13,389     $         11,722    $        26,547    $        23,238
    Consumer loans                                            6,227                5,204             12,054             10,297
    Mortgage-backed securities                                5,775                3,127             11,519              5,889
    Federal funds sold                                           38                  389                208                887
    Investment securities:
       Interest-taxable                                       5,222                4,153             10,543              8,274
       Interest-tax exempt                                      291                    -                499                  -
       Dividends                                                788                  474              1,452              1,164
                                                    ----------------   ------------------   ----------------   ----------------
          Total interest and dividend income                 31,730               25,069             62,822             49,749
                                                    ----------------   ------------------   ----------------   ----------------

Interest expense:
    Deposits                                                 11,673               11,508             23,158             23,113
    Federal Home Loan Bank advances and other
       borrowings                                             2,805                1,920              5,728              3,714
                                                    ----------------   ------------------   ----------------   ----------------
          Total interest expense                             14,478               13,428             28,886             26,827
                                                    ----------------   ------------------   ----------------   ----------------

          Net interest income before provision
           for loan losses                                   17,252               11,641             33,936             22,922

Provision for loan losses                                       570                  340              1,120                940
                                                    ----------------   ------------------   ----------------   ----------------
          Net interest income after provision
           for loan losses                                   16,682               11,301             32,816             21,982
                                                    ----------------   ------------------   ----------------   ----------------

Non-interest income:
    Service charges and fees                                  1,342                1,186              2,643              2,255
    Gain on sale of investment securities
       available for sale                                     1,570                2,402              2,986              5,225
    Other                                                       134                  109                264                261
                                                    ----------------   ------------------   ----------------   ----------------
          Total non-interest income                           3,046                3,697              5,893              7,741
                                                    ----------------   ------------------   ----------------   ----------------

Non-interest expense:
    Salaries and employee benefits                            4,047                2,888              7,944              6,747
    Occupancy expense                                           582                  587              1,230              1,165
    Furniture and fixture expense                               416                  426                857                809
    Charitable contributions                                      9                  214                 44                451
    Outside services                                            563                  324              1,498              1,071
    Advertising                                                 411                  271                760                675
    Other                                                     1,073                  833              2,027              1,716
                                                    ----------------   ------------------   ----------------   ----------------
          Total non-interest expense                          7,101                5,543             14,360             12,634
                                                    ----------------   ------------------   ----------------   ----------------

          Income before income taxes                         12,627                9,455             24,349             17,089

Income taxes                                                  4,240                3,110              8,387              5,631
                                                    ----------------   ------------------   ----------------   ----------------

          Net income                                $         8,387    $           6,345    $        15,962    $        11,458
                                                    ================   ==================   ================   ================

Basic earnings per share                                       0.31                  n/a               0.60                n/a
Diluted earnings per share                                     0.31                  n/a               0.60                n/a


See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(unaudited)


                                                                                       For the six months ended
                                                                                               June,30,
                                                                                     -------------------------------
                                                                                        2000                  1999
                                                                                     -----------          ----------
                                                                                             (In thousands)
Operating activities:
     Net income                                                                     $    15,962         $    11,458
     Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                      1,120                 940
           Depreciation and amortization of bank premises and equipment                     966                 934
           Gain on disposition of fixed assets                                               (4)                 --
           Net accretion of discounts                                                      (494)               (690)
           Increase in accrued interest and dividends receivable receivable                (241)               (736)
           Gain on sale of investment securities available for sale                      (2,986)             (5,225)
           Decrease (increase) in other assets                                               83                (497)
           Increase (decrease) in other liabilities                                       2,817                (815)
           Increase in net deferred loan origination costs                                  (36)             (1,388)
           Gain on sale of loans                                                             (3)                (55)
           Net gain on disposition of real estate owned                                    (141)               (193)
           Deferred income tax expense                                                       15               1,277
                                                                                     -----------          ----------
              Net cash provided by operating activities                                  17,058               5,010
                                                                                     -----------          ----------

Investing activities:
     Investment securities available for sale:
        Purchases                                                                       (87,757)           (174,444)
        Proceeds from sales                                                               3,018               7,861
        Proceeds from maturities                                                        103,100             213,500
     Mortgagebacked securities available for sale
        Purchases                                                                       (14,528)            (63,065)
        Principal paydowns                                                               15,304              27,236
     Proceeds from sale of loans                                                            514              10,875
     Redemption (purchases) of Federal Home Loan Bank stock                               4,208              (1,037)
     Net increase in loans                                                              (53,872)            (56,721)

     Purchases of bank premises and equipment                                            (1,184)             (1,448)
     Proceeds from the sales of real estate owned                                           703               1,289
     Disposition of fixed assets                                                             37
                                                                                     -----------          ----------
           Net cash used by investing activities                                        (30,457)            (35,954)
                                                                                     -----------          ----------

Financing activities:
     Increase in demand deposits, regular savings, NOW and money market accounts         19,859              20,598
     Decrease in certificates of deposits and retirement accounts                          (118)             (9,731)
     Increase (decrease)  in mortgagors' escrow and other deposits                        9,402              (1,468)
     Long term advances from the Federal Home Loan Bank                                  40,000               9,500
     Maturities of long term advances from the Federal Home Loan Bank                   (81,500)                 --
     Advances from FHLB                                                                 219,532                  --
     Maturities of advances from FHLB                                                  (213,432)                 --
     Advances from short and long term repurchase agreements                             31,353                  --
     Maturities of short term repurchase agreements                                     (21,353)                 --
     Dividends paid                                                                      (3,956)                 --
     Acquisition of of common stock for stockbased compensation                             (36)                 --
     Purchases of treasury stock                                                         (3,169)                 --
                                                                                     -----------          ----------
           Net cash (used) provided by financing activities                              (3,418)             18,899
                                                                                     -----------          ----------

Decrease in cash and cash equivalents                                                   (16,817)            (12,045)

Cash and cash equivalents at beginning of period                                         30,604              55,822
                                                                                     -----------          ----------

Cash and cash equivalents at end of period                                          $    13,787         $    43,777
                                                                                     ===========          ==========

Supplemental information:
     Cash paid during the period ended:
        Income taxes                                                                $     8,400         $     5,325
        Interest paid on deposits and borrowings                                         28,944              25,996
     Transfers of loans to real estate owned                                                138               1,030





See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC


                   Notes to Consolidated Financial Statements

                                   (Unaudited)



(1) Basis of Financial Statement Presentation

   American Financial Holdings, Inc. (the "Company" or the "Parent Company") is a savings and loan holding company. The Company's subsidiary, American Savings Bank (the "Bank"), provides a wide range of banking, financing, fiduciary and other financial services to individuals located primarily in Connecticut. The Company is subject to the regulation of certain state and federal agencies and undergoes periodic examination by those regulatory authorities.

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

   The accompanying unaudited consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and notes thereto included in the Company's 1999 annual report filed on Form 10-K. The consolidated financial statements include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term relate to the determination of the allowance for loan losses.

   All adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary for fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for interim periods are not necessarily indicative of the results that may be expected for another interim period or a full year.

                        AMERICAN FINANCIAL HOLDINGS, INC


                   Notes to Consolidated Financial Statements

                                   (Unaudited)



(2) Investment and Mortgage-Backed Securities

   The Company classified all investment and mortgage-backed securities as available for sale as of June 30, 2000 and December 31, 1999. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investments and mortgage-backed securities at June 30, 2000 and December 31, 1999 are as follows:

                                                                            June 30, 2000
                                             -------------------------------------------------------------------------
                                                                         Gross              Gross
                                                                      Unrealized          Unrealized
                                                  Amortized Cost         Gains              Losses          Fair Value
                                                ----------------   ---------------   -----------------    ------------
                                                                           (In thousands)
Investments:
    U.S. Treasury notes                        $           5,033  $            135  $               --   $       5,168
    U.S. Government agencies                              34,724                22                (370)         34,376
    Corporate bonds and notes                            258,583               802              (2,175)        257,210
    Municipal bonds
          Exempt                                          25,564               250                (148)         25,666
          Taxable                                         11,087                --                (251)         10,836
    Marketable equity securities                          28,619            67,519                (804)         95,334
                                                ----------------   ---------------   -----------------    ------------

                                                         363,610            68,728              (3,748)        428,590
                                                ----------------   ---------------   -----------------    ------------

Mortgage-backed securities:
    U.S. Government & agency                             210,788               135              (5,907)        205,016
    U.S Agency issued collateralized
          mortgage obligations                           136,989                29              (2,627)        134,391
                                                ----------------   ---------------   -----------------    ------------

                                                         347,777               164              (8,534)        339,407
                                                ----------------   ---------------   -----------------    ------------

        Total available for sale               $         711,387  $         68,892  $          (12,282)  $     767,997
                                                ================   ===============   =================    ============

                        AMERICAN FINANCIAL HOLDINGS, INC


                   Notes to Consolidated Financial Statements

                                   (Unaudited)



                                                                   December 31, 1999
                                                ------------------------------------------------------
                                                                  Gross           Gross
                                                  Amortized     Unrealized     Unrealized      Fairr
                                                    Cost          Gains          Losses        Value
                                                -----------   ------------   ------------    ---------
                                                                   (In thousands)
Investments:
    U.S. Treasury notes                        $      5,037  $         131  $          --   $    5,168
    U.S. Government agencies                         45,502             --           (382)      45,120
    Corporate bonds and notes                       267,341             --         (3,180)     264,161
    Municipal bonds                                  22,738             --           (478)      22,260
    Marketable equity securities                     13,145         61,291           (313)      74,123
    Auction market preferred stocks                  25,000             --             --       25,000
                                                -----------   ------------   ------------    ---------

                                                    378,763         61,422         (4,353)     435,832
                                                -----------   ------------   ------------    ---------
Mortgage-backed securities:
      U.S. Government & agency                      224,916            102         (5,157)     219,861
      U.S. Agency issued collateralized
           mortgage obligations                     123,365             --         (1,805)     121,560
                                                -----------   ------------   ------------    ---------

                                                    348,281            102         (6,962)     341,421
                                                -----------   ------------   ------------    ---------

        Total available for sale               $    727,044  $      61,524  $     (11,315)  $  777,253
                                                ===========   ============   ============    =========

(3) Comprehensive Income

    The following tables represent components and the related tax effects allocated to other comprehensive income for the three and six-month periods ended June 30, 2000 and June 30, 1999.


                                                                                Three months ended
                                                                                  June 30, 2000
                                                          -----------------------------------------------------------
                                                                    Before
                                                                     Tax              Income tax          Net-of-tax
                                                                    Amount              effect              amount
                                                                 ------------       ---------------      -------------
                                                                                    (In thousands)
Unrealized loss on available for sale securities:
   Unrealized holding losses arising during                 $         (3,298)  $             1,315   $         (1,983)
        the period
   Less: reclassification adjustment for gains realized
     during the period                                                (1,570)                  626               (944)
                                                               -------------      ----------------     --------------

      Other comprehensive loss                              $         (4,868)  $             1,941   $         (2,927)
                                                               =============      ================     ==============

                        AMERICAN FINANCIAL HOLDINGS, INC


                   Notes to Consolidated Financial Statements

                                   (Unaudited)




                                                                                 Six months ended
                                                                                  June 30, 2000
                                                          -----------------------------------------------------------
                                                                    Before
                                                                     Tax              Income tax          Net-of-tax
                                                                    Amount              Effect              Amount
                                                                 ------------       ---------------      -------------
                                                                                    (In thousands)
Unrealized gain on available for sale securities:
   Unrealized holding gains arising during
        the period                                          $          9,387   $            (3,744)  $          5,643
   Less: reclassification adjustment for gains realized
     during the period                                                (2,986)                1,192             (1,794)
                                                               -------------      ----------------     --------------

      Other comprehensive income                            $          6,401   $            (2,552)  $          3,849
                                                               =============      ================     ==============

                                                                                Three months ended
                                                                                  June 30, 1999
                                                          -----------------------------------------------------------
                                                                    Before
                                                                     Tax              Income tax          Net-of-tax
                                                                    Amount              Effect              Amount
                                                                 ------------       ---------------      -------------
                                                                                    (In thousands)
Unrealized loss on available for sale securities:
   Unrealized holding losses arising during
        the period                                          $           (866)  $               366   $           (500)
   Less: reclassification adjustment for gains realized
     during the period                                                (2,402)                1,014             (1,388)
                                                               -------------      ----------------     --------------

      Other comprehensive loss                              $         (3,268)  $             1,380   $         (1,888)
                                                               =============      ================     ==============

                                                                                 Six months ended
                                                                                  June 30, 1999
                                                          -----------------------------------------------------------

                                                                  Before tax          Income tax          Net-of-tax
                                                                   Amount               effect              amount
                                                               -------------      ----------------     --------------
Unrealized loss on available for sale securities:                                   (In thousands)
   Unrealized holding losses arising during
        the period                                          $         (2,787)                1,181   $         (1,606)
   Less: reclassification adjustment for gains realized
     during the period                                                (5,225)                2,215             (3,010)
                                                               -------------      ----------------     --------------

      Other comprehensive loss                              $         (8,012)  $             3,396   $         (4,616)
                                                               =============      ================     ==============

                        AMERICAN FINANCIAL HOLDINGS, INC


                   Notes to Consolidated Financial Statements

                                   (Unaudited)


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

   The weighted-average number of shares used in the computation of basic earnings per common share and diluted earnings per common share for the six month period ended June 30, 2000 was 26,636,156 and 26,752,698, respectively. The weighted-average number of shares used in the computation of basic earnings per common share and diluted earnings per common share for the three month period ended June 30, 2000 was 26,654,282 and 26,886,306, respectively. At June 30, 2000 stock options issued on June 12, 2000 to employees are not included in the calculation of weighted average shares because the exercise price exceeded the average market value and therefore the inclusion of those dilutive shares would be antidilutive. The number of those stock options not considered in the calculation of average weighted shares is 2,423,000. Earnings per share data for the three-month and six-month periods ended June 30, 1999 does not apply, since the Bank was a mutual savings bank with no outstanding stock.


(5)  Accounting Standards

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. As amended by SFAS No. 137, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS, No. 138, which amends certain accounting and reporting standards of SFAS No. 133. This statement is to be adopted concurrently with SFAS No. 133. On that date, hedging relationships shall be designated in accordance with SFAS No. 133 as amended. Earlier application is encouraged. Earlier application of selected provisions of the statement is not permitted. The statement shall not be applied retroactively to financial statements of prior periods. These statements are not expected to affect the Company because it does not currently purchase derivative instruments or enter into hedging activities.

Part I. Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2000 and 1999, and should be read in conjunction with American Financial Holdings, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999.

Total assets at June 30, 2000 were $1.91 billion representing an increase of $21.8 million or 1.2% over the December 31, 1999 level of $1.89 billion. The Company's Tier 1 leverage ratio was 21.3% at June 30, 2000 compared to 23.0% at December 31, 1999. The Company's total risk based capital ratio was 38.3% at June 30, 2000 compared to 38.0% at December 31, 1999.

The increase in assets was primarily a result of a $52.1 million net increase in loans, partially offset by a decrease of $9.3 million in net investment securities and mortgage-backed securities, a $4.2 million in Federal Home Loan
Bank Stock, and $16.8 million in cash and cash equivalents.   The increase in
loans was primarily in one-to-four family adjustable rate mortgages and home equity lines of credit and was due to a strong housing market and expansion of the Company's loan markets. The decrease in investment and mortgage-backed securities available for sale is primarily due to maturities and prepayments. The decrease in cash and cash equivalents was primarily due to more cash being kept on hand at year-end in anticipation of potential customer withdrawals as a result of Year 2000. The decrease in Federal Home Loan Bank Stock was due to the reduction in Federal Home Loan Bank advances, as the level of Federal Home Loan Bank stock required is lessened as the level of outstanding Federal Home Loan Bank advances decreases. Upon the reduction in advances, management elected to reduce its stock position and reinvest the proceeds in a higher yielding security.

Deposits increased $19.7 million or 1.8% to $1,120 million at June 30, 2000 from $1,100 million at December 31, 1999. The $19.7 million increase resulted primarily from a $16.4 million increase in core accounts such as savings, money market and NOW accounts and a $3.7 million increase in demand deposit accounts. Mortgagors' escrow and other deposits increased $9.4 million from $18.8 million at December 31, 1999 to $28.2 million at June 30, 2000 due to timing of payments made for property taxes in December of 1999 and to an increase in the amount of bank checks outstanding. Advances from the Federal Home Loan Bank and other borrowings decreased $25.4 million to $189.0 million at June 30,

2000 from $214.4 million at December 31, 1999. The decrease was due to $102.8 million of maturities in FHLB borrowings offset by new borrowings of $71.4 million coupled with a net increase in FHLB Ideal Way advances of $6.1 million. The net deferred income tax liability increased $2.6 million to $14.4 million at June 30, 2000 compared to $11.8 million at December 31, 1999, primarily due to an increase in the net unrealized gain on total securities available for sale.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $3.2 million at June 30, 2000 compared to $3.0 million at December 31, 1999. Nonperforming assets to total assets were 0.17% and 0.16% at June 30, 2000 and December 31, 1999, respectively. Real estate owned declined from $445 thousand at December 31, 1999 to $21 thousand at June 30, 2000 due to a greater amount of dispositions of foreclosed properties than the amount of foreclosed properties transferred to real estate owned. This is the result of current favorable economic conditions.

Total equity increased $12.7 million to $544.1 million at June 30, 2000 compared to $531.5 million at December 31, 1999. This increase resulted from net income of $16.0 million, and an increase of $3.8 million in accumulated other comprehensive income, offset by dividend payments of $4.0 million, and the utilization of $3.2 million to fund a portion of the stock awards granted under American Financial Holdings, Inc. 2000 Stock-Based Incentive Plan (the "Incentive Plan"). The increase in other comprehensive income resulted from an increase in after-tax net unrealized gains on investments, primarily in the equity portfolio as of June 30, 2000.

In keeping with its capital management strategy, management announced on June 26, 2000 its plan to repurchase up to 5.0% of the Company's outstanding shares in open market transactions. In addition, management, through the use of an independent trustee, intends to continue to purchase up to 4.0% of its outstanding shares on the open market to fund the recently approved stock awards under the Incentive Plan. The effect of these purchases will be to reduce the amount of the Company's equity.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999

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

Net Income. Net income increased by $2.0 million, or 32.2%, to $8.4 million for the quarter ended June 30, 2000 compared to $6.3 million for the same period in 1999. The increase was primarily driven by the increase in interest and dividend income of $6.7 million generated from earnings on the additional capital of approximately $261.0 million as a result of the Bank's conversion to a public company. The higher interest and dividend income was partially offset by an $885 thousand increase in interest expense on Federal Home Loan Bank advances and other borrowings, a $832 thousand decrease in gains on the sale of investment securities, a $1.6 million increase in non-interest expense and a $1.1 million increase in income tax expense.

Net Interest Income. Net interest income increased $5.6 million, or 48.2%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase was primarily the result of increased interest income resulting from an increase in the average daily balance and yields of interest earning assets. The increase in the average daily balance was due to the reinvestment of additional capital from the conversion to a public company. The increase in yields on interest earning assets was due to management's investment strategy of moving to higher yielding investments via the extension of average maturity, primarily by purchasing collateralized mortgage obligations and municipal bonds.

Total interest and dividend income was $31.7 million in the second quarter of 2000 as compared to $25.1 million in the second quarter of 1999. The increase in interest income was primarily due to a $295.9 million increase in average daily interest-earning assets to $1.79 billion for the three months ended June 30, 2000, compared to $1.49 billion for the three months ended June 30, 1999 and to an increase in the yield on interest-earning assets to 7.12% from 6.71% for the three months ended June 30, 2000 and June 30, 1999, respectively. Interest income on loans increased $2.7 million, or 15.9%, to $19.6 million, primarily due to a $129.7 million increase in the average daily balance of loans outstanding for the second quarter of 2000 as compared to the same period in 1999. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities increased $4.4 million, or 59.0% for the quarter ended June 30, 2000 compared to the second quarter of the prior year. The increase resulted primarily from a $199.8 million increase in the average daily balances and an 85 basis point increase in the yield earned on such securities. The increase in yield in the second quarter of 2000 reflects the gradual increase in general market interest rates that has taken place since June 1999, and management's strategy to extend the average maturity of investments and mortgage-backed securities, which have correspondingly higher yields.

Total interest expense for the three months ended June 30, 2000 was $14.5 million, an increase of $1.1 million, or 7.8%, compared to $13.4 million for the three months ended June 30, 1999. This increase was primarily due to a $53.8 million increase in the average daily balance of Federal Home Loan Bank advances and other borrowings to $187.4 million in the second quarter of 2000, as compared to $133.7 million for the same period in 1999 and to higher interest rates.

Provision for Loan Losses. The provision for loan losses was $570 thousand for the three months ended June 30, 2000, a $230 thousand increase from the $340 thousand provision for the three months ended June 30, 1999. This increase reflects management's assessment of the losses inherent in the loan portfolio including the impact of continuing growth. At June 30, 2000 and June 30, 1999 the allowance for loan losses was $9.8 million and $8.1 million respectively, which represented 312.3% of non-performing loans and 0.9% of total loans at June 30, 2000 as compared to 286.3% of non-performing loans and 0.9% of total loans at June 30, 1999.


Non-interest Income. Non-interest income decreased $651 thousand, or 17.6%, to $3.0 million for the three months ended June 30, 2000, primarily due to a decrease of $832 thousand in gains on the sales of investment securities.
During 1999, the Company took advantage of favorable equity market conditions by selling appreciated equity securities. The Company reinvested the proceeds in actively traded diversified equity mutual funds in order to diversify risk as the equity securities portfolio was heavily weighted in financial institution equities. Service charges and fees increased $156 thousand in the second quarter of 2000 over the same period in 1999, in part due to increased commissions from the Bank's investment services subsidiary, American Investment Services, Inc. and increased trust service income.

Non-interest Expense. Non-interest expense for the three months ended June 30, 2000 was $7.1 million, an increase of $1.6 million, or 28.1%, compared to $5.5 million for the three months ended June 30, 1999. The increase was due to an increase in salaries and benefits of $1.2 million primarily due to costs associated with the stock based incentive plans. It is expected that salary expense will rise during the remaining six months of 2000 due to the implementation of the shareholder approved American Financial Holdings, Inc. 2000 Stock Based Incentive Plan. Additionally outside services increased $239 thousand or 73.8% from $324 thousand to $563 thousand due primarily to increased professional services necessitated by being a public company. Advertising increased $140 thousand or 51.7% from $271 thousand to $411 thousand due to an aggressive campaign to take advantage of in-market branch consolidations. Other expenses increased $240 thousand or 28.8% from $833 thousand to $1.1 million primarily due to mailing, annual statement preparation, regulatory filing fees and annual meeting costs necessitated by being a public company. Charitable contributions decreased $205 thousand, or 95.8%, to $9 thousand for the three months ended June 30, 2000 compared to $214 thousand in the same period in 1999. In the second quarter of 1999 the Bank accrued a contribution of approximately $200 thousand to the American Savings Bank Foundation, Inc., while no similar accrual was made during the three months ended June 30, 2000.

Income Tax Expense. Income taxes were $4.2 million for the three months ended June 30, 2000 as compared to $3.1 million for the three months ended June 30, 1999. The effective rates were 33.6 % and 32.9% for the three months ended June 30, 2000 and 1999, respectively. The increase in income taxes was primarily due to an increase in income before income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

Net Income. Net income increased by $4.5 million, or 39.3%, to $16.0 million for the six months ended June 30, 2000 compared to $11.5 million for the same period in 1999. The increase was primarily driven by the increase in interest and dividend income of $13.1 million generated from earnings on the additional capital of approximately $261.0 million as a result of the Bank's conversion to a public company. These factors were partially offset by a $2.0 million increase in interest expense on Federal Home Loan Bank advances and other borrowings, a $2.2 million decrease in gains on the sale of investment securities, a $1.7 million increase in non-interest expense and a $2.8 million increase in income tax expense.

Net Interest Income. Net interest income increased $11.0 million, or 48.1%, for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase was primarily the result of increased interest income resulting from an increase in the average daily balance and yields of interest earning assets. The increase in the average daily balance was due to the reinvestment of additional capital from the conversion to a public company. The increase in yields on interest earning assets is due to management's investment strategy of moving to higher yielding investments via the extension of average maturity, primarily by purchasing collateralized mortgage obligations and municipal bonds.

Total interest and dividend income was $62.8 million in the six months ended June 30, 2000 as compared to $49.7 million in the corresponding period last year. The increase in interest income was primarily due to a $307.9 million increase in average daily interest-earning assets to $1.79 billion for the six months ended June 30, 2000, compared to $1.48 billion for the six months ended June 30, 1999 and to an increase in the yield on interest-earning assets to 7.06% from 6.72% for the six months ended June 30, 2000 and June 30, 1999, respectively. Interest income on loans increased $5.1 million, or 15.1%, to $38.6 million, primarily due to a $130.4 million increase in the average daily balance of loans outstanding for the six-month period of 2000 as compared to the same period in 1999. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities increased $8.8 million, or 58.9% for the six months ended June 30, 2000 compared to the same period of the prior year. The increase resulted primarily from a $204.7 million increase in the average daily balances, and a 78 basis point increase in the yield earned on such securities. The increase in yield in the six month period of 2000 reflects the gradual increase in general market interest rates that has taken place since June 1999, and management's strategy to extend the average maturity of investments and mortgage-backed securities, which have correspondingly higher yields.

Total interest expense for the six months ended June 30, 2000 was $28.9 million, an increase of $2.1 million, or 7.7%, compared to $26.8 million for the six months ended June 30, 1999. This increase was primarily due to a $64.5 million increase in the average daily balance of Federal Home Loan Bank advances and other borrowings to $193.1 million in the six month period of 2000, as compared to $128.6 million for the same period in 1999 and to higher interest rates.

Provision for Loan Losses. The provision for loan losses was $1.1 million for the six months ended June 30, 2000, a $180 thousand increase from the $940 thousand provision for the six months ended June 30, 1999. This increase reflects management's assessment of the losses inherent in the loan portfolio including the impact of continual growth in the loan portfolio.

Non-interest Income. Non-interest income decreased $1.8 million, or 23.9%, to $5.9 million for the six months ended June 30, 2000, primarily due to a decrease
of $2.2 million in gains on the sales of investment securities.   During 1999,
the Company took advantage of favorable equity market conditions by selling appreciated equity securities. The Company reinvested the proceeds in actively traded diversified equity mutual funds in order to diversify risk as the equity securities portfolio was heavily weighted in financial institution equities. Service charges and fees increased $388 thousand or 17.2% in the six month period of 2000 over the same period in 1999, primarily as a result of increased commissions from the Bank's investment services subsidiary, American Investment Services, Inc.

Non-interest Expense. Non-interest expense for the six months ended June 30, 2000 was $14.4 million, an increase of $1.7 million, or 13.7%, compared to $12.6 million for the six months ended June 30, 1999. The increase was due to an increase in salaries and benefits of $1.2 million primarily due to costs associated with the employee stock ownership and stock based incentive plans.
It is expected that salary expense will rise during the remaining six months of 2000 due to the continued funding of the stock awards granted under the Incentive Plan. Additionally, outside services increased $427 thousand or 39.9% from $1.1 million to $1.5 million due primarily to increased professional services necessitated by being a public company. Advertising expense increased $85 thousand or 12.6% from $675 thousand to $760 thousand. Other expenses increased $311 thousand or 18.1% from $1.7 million to $2.0 million primarily due to costs necessitated by being a public company. Charitable contributions decreased $407 thousand, or 90.2%, to $44 thousand for the six months ended June 30, 2000 compared to $451 thousand in the same period in 1999. In the first six months of 1999, the Bank accrued a contribution of approximately $400 thousand to the American Savings Bank Foundation, Inc., while no similar accrual was made during the six months ended June 30, 2000.

Income Tax Expense. Income taxes were $8.4 million for the six months ended June 30, 2000 as compared to $5.6 million for the six months ended June 30, 1999. The effective rates were 34.4% and 33.0% for the six months ended June 30, 2000 and 1999, respectively. The increase in income taxes was primarily due to an increase in income before income taxes.

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


                                                                         For the Three Months Ended
                                                             June 30, 2000                           June 30, 1999
                                                 -----------------------------------      ----------------------------------
                                                 Average                   Average        Average                  Average
                                                 Balance       Interest   Yield/Rate      Balance       Interest  Yield/Rate
                                                 -------       --------   ----------      -------       --------  ----------
                                                                            (Dollars in thousands)

Interest  earning assets:
   Loans (1)                                      $1,064,295     $19,616      7.37%      $  934,620     $16,925      7.24%
   Federal funds sold                                  2,555          38      5.95           32,467         389      4.86
   Investment securities-taxable                     339,684       5,761      6.78          311,248       4,409      5.74
   Investment securities- tax exempt (2)              20,913         448      8.57                -           -         -
   Mortgage-backed securities                        350,655       5,775      6.59          200,173       3,127      6.25
   FHLB stock                                         12,194         249      8.17           10,434         153      5.95
   Interest-earning deposits                               -           -         -            5,473          66      4.89
                                                 -----------    --------   -------       ----------     -------   -------
         Total interest-earning assets             1,790,296     $31,887      7.12        1,494,415      25,069      6.71%
Non-interest-earning assets                           96,741                                112,286
                                                 -----------                             ----------
         Total assets                             $1,887,037                             $1,606,701
                                                 ===========                             ==========

Interest-bearing liabilities:
   Deposits
      Money management accounts                   $   64,207     $   418      2.70%      $   65,552     $   437      2.70%
      NOW accounts                                    80,333         270      1.35           70,604         239      1.37
      Savings and IRA passbook accounts              204,555       1,029      2.02          203,580       1,023      2.04
      Certificates of deposit                        757,801       9,956      5.28          781,798       9,863      5.12
                                                 -----------    --------   -------       ----------     -------   -------
         Total interest-bearing deposits           1,104,896      11,673      4.25        1,121,534      11,562      4.18
   FHLB advances and other borrowings                187,444       2,805      6.02          133,669       1,866      5.66
                                                 -----------    --------   -------       ----------     -------   -------
         Total interest-bearing liabilities        1,292,340     $14,478      4.51%       1,255,203     $13,428      4.34%
   Non-interest bearing demand deposits               25,864                                 24,983
   Other non-interest-bearing liabilities             29,321                                 40,907
                                                 -----------                             ----------
         Total liabilities                         1,347,525                              1,321,093
Stockholders' Equity                                 539,512                                285,608
                                                 -----------                             ----------
         Total liabilities and equity             $1,887,037                             $1,606,701
                                                 ===========                             ==========

   Net interest-earning assets                    $  497,956                             $  239,212
                                                 ===========                             ==========
   Net interest income                                           $17,409                                $11,641
                                                                 =======                                =======
   Interest rate spread                                                       2.62%                                  2.31%
                                                                            ======                                 ======
   Net interest margin (net interest income
     as a percentage of interest-earning                                      3.89%                                  3.12%
      assets)                                                               ======                                 ======
   Ratio of interest-earning assets to
    Interest-bearing liabilities                                            138.53%                                119.06%
                                                                            ======                                 ======


Note 1- Average balances include nonaccrual loans.
Note 2- Tax exempt interest is calculated on a tax equivalent basis.



                                                                           For the Six Months Ended
                                                             June 30, 2000                           June 30, 1999
                                                 -----------------------------------      ----------------------------------
                                                 Average                   Average        Average                  Average
                                                 Balance       Interest   Yield/Rate      Balance       Interest  Yield/Rate
                                                 -------       --------   ----------      -------       --------  ----------
                                                                            (Dollars in thousands)
Interest  earning assets:
   Loans (1)                                      $1,052,367     $38,601      7.34%      $  921,925     $33,535      7.27%
   Federal funds sold                                  7,267         208      5.72           37,252         887      4.76
   Investment securities-taxable                     342,886      11,424      6.66          320,417       9,029      5.64
   Investment securities- tax exempt (2)              18,085         768      8.49                -           -         -
   Mortgage-backed securities                        350,868      11,519      6.57          186,719       5,889      6.31
   FHLB stock                                         14,183         509      7.18            9,953         308      6.19
   Interest-earning deposits                           2,655          62      4.67            4,189         101      4.82
                                                 -----------    --------   -------       ----------     -------   -------
         Total interest-earning assets             1,788,311     $63,091      7.06%       1,480,455      49,749      6.72%
Non-interest-earning assets                           94,780                                107,350
                                                 -----------                             ----------
         Total assets                             $1,883,091                             $1,587,805
                                                 ===========                             ==========


Interest-bearing liabilities:
   Deposits
      Money management accounts                   $   63,212     $   842      2.68%      $   64,819     $   870      2.71%
      NOW accounts                                    77,333         523      1.36           68,080         458      1.36
      Savings and IRA passbook accounts              201,424       2,025      2.02          199,633       1,995      2.02
      Certificates of deposit                        761,778      19,768      5.22          780,689      19,876      5.13
                                                 -----------    --------   -------       ----------     -------   -------
         Total interest-bearing deposits           1,103,747      23,158      4.22        1,113,221      23,199      4.20
   FHLB advances and other borrowings                193,071       5,728      5.97          128,618       3,627      5.69
                                                 -----------    --------   -------       ----------     -------   -------
         Total interest-bearing liabilities        1,296,818     $28,886      4.48%       1,241,839     $26,826      4.36%
   Non-interest bearing demand deposits               24,677                                 24,457
   Other non-interest-bearing liabilities             26,314                                 38,913
                                                 -----------                             ----------
         Total liabilities                         1,347,809                              1,305,209
Stockholders' Equity                                 535,282                                282,596
                                                 -----------                             ----------
         Total liabilities and equity             $1,883,091                             $1,587,805
                                                 ===========                             ==========

   Net interest-earning assets                    $  491,493                             $  238,616
                                                 ===========                             ==========
   Net interest income                                           $34,205                                $22,923
                                                                 =======                                =======
   Interest rate spread                                                       2.58%                                  2.36%
                                                                            ======                                 ======
   Net interest margin (net interest income
     as a percentage of interest-earning                                      3.83%                                  3.10%
      assets)                                                               ======                                 ======
   Ratio of interest-earning assets to
    interest-bearing liabilities                                            137.90%                                119.21%
                                                                            ======                                 ======


Note 1- Average balances include nonaccrual loans.
Note 2- Tax exempt interest is calculated on a tax equivalent basis.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company's main sources of liquidity are dividends from the Bank and proceeds from capital offerings, while the main outflows are the payments of dividends and operating expenses. The Bank's ability to pay dividends to the Company is subject to regulatory restrictions which limit its ability to pay dividends, without prior approval, to an amount not to exceed the sum of the Bank's net profit for the year in question combined with its retained net profits from the preceding two calendar years. Regulations also prohibit the payment of dividends from the Bank if doing so would cause it to be "undercapitalized". Further restrictions prohibit the payment of dividends if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations. The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investments and mortgage-backed securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are: (1) the origination of residential one- to four-family mortgage loans, single-family construction loans, home equity loans and lines of credit and consumer loans; and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations, corporate equity securities, equity mutual funds and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with broker/dealers.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2000, the Bank exceeded all of its regulatory capital requirements and was considered "well capitalized" under regulatory guidelines.

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

In recent years, the Company has used the following strategies to manage interest rate risk:

(1) emphasizing the origination of adjustable-rate loans and generally selling longer term fixed-rate loans as market interest rate conditions dictate; (2) emphasizing shorter term consumer loans; (3) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity of which is monitored in relation to the repricing of its loan portfolio; and (4) using Federal Home Loan Bank advances and repurchase agreements to better structure maturities of its interest rate sensitive liabilities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Company's market risk also includes equity price risk. The marketable equity securities portfolio had net unrealized gains of $66.7 million at June 30, 2000 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

Quantitative Aspects of Market Risk. The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. The table below sets forth, as of June 30, 2000 and December 31, 1999 estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and down.

In an up 200 basis point environment, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities were 12.4% and 12.5% on June 30, 2000 and December 31, 1999, respectively. In a down 200 basis point environment, the CPR prepayment assumptions on mortgage loans and securities were 24.7% and 25.5% on June 30, 2000 and December 31, 1999, respectively. On both June 30, 2000 and December 31, 1999, the rates paid on non-maturity deposits (savings, money market and NOW accounts) were assumed not to change under either interest rate environment.

                      Estimated Changes in Annual Net Interest Income
                      -----------------------------------------------
Increase             June 30, 2000                    December 31, 1999
(Decrease)           -------------                    -----------------
in market                              (Dollars in thousands)
interest rates
in basis points    $             %                    $              %
(Rate Shock)       Change        Change               Change         Change
---------------------------------------------------------------------------

  200             $(860)         (1.27)%              $ (279)        (0.43)%
  Static              -              -                     -             -
 (200)           (1,151)         (1.71)               (1,907)        (2.92)


Comparing the changes in net interest income on June 30, 2000 and December 31, 1999, the estimated change in net interest income improved by $756 thousand from ($1,907 thousand) to ($ 1,151 thousand) under a down 200 basis point environment. Correspondingly, under an up 200 basis point environment, the estimated change in net interest income worsened by $581 thousand from ($279 thousand) to ($860 thousand). The change in the basic interest rate risk profile on June 30, 2000 as compared to December 31, 1999 was primarily attributed to the reduction in the asset sensitivity of the balance sheet. This essentially occurred because of the reinvestment of the auction market preferred stock portfolio into longer-term assets and the reinvestment of investment portfolio cash flows into primarily three to five year securities.

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

Part II. Item 2. Changes in Securities and Use of Proceeds
None

Part II. Item 3. Defaults upon Senior Securities
None

Part II. Item 4. Submission of Matters to a Vote of Security Holders

The Company held its first annual meeting on June 5, 2000. At that meeting shareholders voted on and approved the election of Fred M. Hollfelder, with 24,090,894 votes for and 281,187 votes withheld, Harry N. Mazadoorian, with 24,090,937 votes for and 281,144 votes withheld, and Jeffrey T. Witherwax with 24,003,392 votes for and 368,689 votes withheld, as directors for a three year term to expire in 2003. Other directors continuing service on the board are:
Adolf G. Carlson, Marie S. Gustin, Mark E. Karp, Robert T. Kenney and Steven T. Martin. Two other matters were voted on by shareholders. The first matter was ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2000, which passed with 24,138,837 shares or 99.04% of shareholders present or voting by proxy casting votes affirmatively, 111,240 votes against and 122,004 abstentions. The other item brought to a vote was the adoption of the American Financial Holdings, Inc. 2000 Stock-Based Incentive Plan which also passed with 16,459,521 votes or 67.53% of all shareholders voting affirmatively, 2,965,090 or 12.17% voting against, 208,039 or 0.85% abstaining and 4,739,431 or 19.45% broker non-votes.

Part II. Item 5. Other Information
None

Part II. Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

     The following exhibits are included herein:

       2.1 Amended Plan of Conversion (including the Certificate of Incorporation and Bylaws of American Savings Bank) *

       3.1    Certificate of Incorporation of American Financial Holdings, Inc.*

       3.2    Bylaws of American Financial Holdings, Inc.*

       10.1   American Financial Holdings, Inc. 2000 Stock-Based Incentive
              Plan **

       27     Financial Data Schedule

       * Incorporated by reference into this document from the Exhibits to the Form S-1 Registration Statement, and any amendments thereto, Registration No. 333-84463

       ** Incorporated by reference into this document from the Proxy Statement for the Company's 2000 Annual Meeting, filed on April 24, 2000.

b)   Reports on Form 8-K
     None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   American Financial Holdings, Inc.

Date: August 10, 2000              /s/ Robert T. Kenney
                                   --------------------
                                   Robert T. Kenney
                                   Chairman, President and Chief Executive
                                    Officer

Date: August 10, 2000              /s/Charles J. Boulier, III
                                   --------------------------
                                   Charles J. Boulier, III
                                   Executive Vice President, Chief Financial
                                    Officer and Treasurer