Form 10-Q
period 2000-09-30
AMERICAN FINANCIAL HOLDINGS INC
filed 2000-11-13
CIK 1095862

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,
     For the quarter ended September 30, 2000 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934,
     For the transition period from _____________ to _____________.

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

Yes [X ]  No [_]


                     Common Stock Par Value $.01 Per Share
                 27,456,100 Outstanding as of November 6, 2000

                                     Index
                                     -----

                                                                                    Page
Part I.  Item 1. Financial Information (unaudited)

         A.    Consolidated Balance Sheets as of September 30, 2000 and                1
                  December 31, 1999

         B.    Consolidated Statements of Income for the Three and Nine Months         2
                  Ended September 30, 2000 and September 30, 1999

         C.    Consolidated Statements of Cash Flows for the Nine Months               3
                  Ended September 30, 2000 and September 30, 1999

         D.    Notes to Consolidated Financial Statements                              4

         Item 2. Management's Discussion and Analysis of Consolidated Financial       10

                  Condition and Results of Operations

         Item 3. Qualitative and Quantitative Disclosures about Market Risk           18

Part II. Other Information

         Item 1. Legal Proceedings                                                    21

         Item 2. Changes in Securities and Use of Proceeds                            21

         Item 3. Defaults Upon Senior Securities                                      21

         Item 4. Submission of Matters to a Vote of Security Holders                  21

         Item 5. Other Information                                                    21

         Item 6. Exhibits and Reports on Form 8-K                                     21

Signatures                                                                            22

American Financial Holdings, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                            September 30, 2000  December 31, 1999
                                                                           ------------------  -----------------
                                                                              (In thousands,except share data)
                                 Assets
  Cash and due from banks:
    Non-interest bearing                                                          $ 15,071                $ 23,290
    Interest bearing                                                                    25                   5,014
                                                                              ------------         ---------------
    Total cash and due from banks                                                   15,096                  28,304
  Federal funds sold                                                                32,100                   2,300
                                                                              ------------         ---------------
    Cash and cash equivalents                                                       47,196                  30,604
   Investment securities available for sale (amortized cost of
      $300,420 at September 30, 2000 and  $378,763 at December 31, 1999)           374,054                 435,832
   Mortgage-backed securities available for sale (amortized cost of
     $285,977 at September 30, 2000 and $348,281 at December 31, 1999)             283,489                 341,421
   Loans, less allowance for loan losses of $10,189 at September 30, 2000
     and $8,820 at December 31, 1999                                             1,129,435               1,029,531
   Real estate owned                                                                    79                     445
   Accrued interest and dividends receivable on investments                          7,288                   8,833
   Accrued interest receivable on loans                                              6,230                   5,697
   Federal Home Loan Bank stock                                                     12,194                  16,402
   Bank premises and equipment, net                                                 13,390                  13,373
   Other assets                                                                      2,690                   4,015
                                                                              ------------         ---------------
    Total assets                                                               $ 1,876,045             $ 1,886,153
                                                                              ============         ===============

                  Liabilities and Stockholders' Equity

  Deposits                                                                     $ 1,108,419             $ 1,100,486
  Mortgagors' escrow and other deposits                                             16,286                  18,751
  FHLB advances and other borrowings                                               202,944                 214,444
  Deferred income tax liability                                                     20,199                  11,835
  Accrued interest payable on deposits and FHLB advances                             1,608                   1,556
  Other liabilities                                                                 10,059                   7,629
                                                                              ------------           -------------
    Total liabilities                                                            1,359,515               1,354,701

  Stockholders' Equity

         Preferred stock, $.01 par value; authorized 10,000,000 shares,
               none issued                                                               -                       -
         Common stock, $.01 par value; authorized 120,000,000 shares,
               28,871,100 shares issued                                                289                     289
         Additional paid-in capital                                                282,148                 282,148
         Unallocated common stock held by ESOP                                     (25,020)                (25,020)
         Stock-based compensation                                                     (196)                   (160)
         Treasury stock at cost, 2,519,840 shares at September 30, 2000            (43,143)                      -
         Retained earnings                                                         259,675                 244,007
         Accumulated other comprehensive income                                     42,777                  30,188
                                                                              ------------           -------------
                                                                                   516,530                 531,452
                                                                              ------------           -------------
    Total liabilities and stockholders' equity                                 $ 1,876,045             $ 1,886,153
                                                                              =============          =============

  See accompanying notes to consolidated financial statements.


                                                               For the Three Months               For the Nine Months
                                                                Ended September 30,                Ended September 30,
                                                            ----------------------------     -------------------------------
                                                               2000            1999                  2000          1999
                                                            ------------   -------------     -----------------  ------------
                                                                      (In thousands, except per share data)
Interest and dividend income:
    Real estate mortgage loans                              $    14,118    $     12,448        $       40,665 $      35,685
    Consumer loans                                                6,699           5,378                18,753        15,676
    Mortgage-backed securities                                    5,351           3,600                16,870         9,489
    Federal funds sold                                              123              70                   331           957
    Investment securities:
      Interest-taxable                                            4,750           4,249                15,293        12,523
      Interest-tax exempt                                           372               -                   871             -
      Dividends                                                     930             484                 2,382         1,648
                                                           ------------   -------------         -------------  ------------
        Total interest and dividend income                       32,343          26,229                95,165        75,978
                                                           ------------   -------------         -------------  ------------

Interest expense:
    Deposits                                                     12,222          11,256                35,381        34,368
    Federal Home Loan Bank advances and other
      borrowings                                                  3,243           2,716                 8,971         6,430
                                                            ------------   -------------         -------------  ------------
        Total interest expense                                   15,465          13,972                44,352        40,798
                                                            ------------   -------------         -------------  ------------

        Net interest income before provision for loan losses     16,878          12,257                50,813        35,180

Provision for loan losses                                           400             540                 1,520         1,480
                                                           ------------   -------------         -------------  ------------

        Net interest income after provision for loan losses      16,478          11,717                49,293        33,700
                                                             ----------   -------------         -------------  ------------

Non-interest income:
    Service charges and fees                                      1,072             868                 2,888         2,485
    Investment advisory fees and commissions                        302             391                 1,216         1,092
    Net gains on sale of investment securities
      available for sale                                          1,793             207                 4,779         5,431
    Other                                                            90              82                   268           280
                                                             ----------   -------------         -------------  ------------
        Total non-interest income                                 3,257           1,548                 9,151         9,288
                                                             ----------   -------------         -------------  ------------

Non-interest expense:
    Salaries and employee benefits                                5,459           3,652                13,403        10,400
    Occupancy expense                                               559             588                 1,789         1,753
    Furniture and fixture expense                                   430             415                 1,287         1,224
    Charitable contributions                                          1             238                    45           688
    Outside services                                                480             537                 1,978         1,608
    Advertising                                                     330             283                 1,090           958
    Other                                                         1,013             904                 3,040         2,620
                                                             ----------   -------------         -------------  ------------
        Total non-interest expense                                8,272           6,617                22,632        19,251
                                                             ----------   -------------         -------------  ------------

        Income before income taxes                               11,463           6,648                35,812        23,737

Income taxes                                                      3,833           2,642                12,220         8,273
                                                             ----------   -------------         -------------  ------------

        Net income                                          $     7,630    $      4,006        $       23,592 $      15,464
                                                           ============   =============         =============  ============

Basic earnings per share                                           0.30             n/a                  0.90           n/a
Diluted earnings per share                                         0.29             n/a                  0.89           n/a

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows
(unaudited)

                                                                                         For the nine months ended
                                                                                                September 30,
                                                                                         ------------------------------
                                                                                             2000               1999
                                                                                          ----------          ---------
                                                                                                  (In thousands)
Operating activities:
   Net income                                                                                 $   23,592    $    15,464
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                                   1,520         1,480
       Depreciation and amortization of bank premises and equipment                                1,471         1,437
       Gain on disposition of fixed assets                                                            (4)           --
       Net accretion of discounts                                                                   (905)         (543)
       Decrease (increase) in accrued interest and dividends receivable                            1,012        (1,539)
       Gain on sale of investment and mortgage-backed securities available for sale               (4,779)       (5,431)
       Decrease (increase) in other assets                                                         1,325          (116)
       Increase in other liabilities                                                               2,482           256
       Increase in net deferred loan origination costs                                              (286)       (1,560)
       Gain on sale of loans                                                                          (4)          (57)
       Net gain on disposition of real estate owned                                                 (244)         (301)
       Deferred income tax expense                                                                    15         1,277
                                                                                                --------      --------
          Net cash provided by operating activities                                               25,195        10,367
                                                                                                --------      --------
Investing activities:
   Investment securities available for sale:

     Purchases                                                                                   (89,227)     (218,646)
     Proceeds from sales                                                                          59,206         8,068
     Proceeds from maturities                                                                    115,600       247,500
   Mortgage-backed securities available for sale
     Purchases                                                                                   (14,527)     (137,358)
     Proceeds from sales                                                                          47,615             -
     Principal paydowns                                                                           27,665        40,288
   Proceeds from sale of loans                                                                       773        11,063
   Redemption (purchases) of Federal Home Loan Bank stock                                          4,208        (2,364)
   Net increase in loans                                                                        (102,189)     (109,567)
   Purchases of bank premises and equipment                                                       (1,521)       (2,413)
   Proceeds from the sales of real estate owned                                                      892         1,901
   Disposition of fixed assets                                                                        37             -
                                                                                                --------      --------
       Net cash provided (used) by investing activities                                           48,532      (161,528)
                                                                                                --------      --------
Financing activities:
   Increase in demand deposits, regular savings, NOW and money market accounts                    10,109        16,782
   Decrease in certificates of deposit and retirement accounts                                    (2,176)      (22,223)
   Decrease  in mortgagors' escrow and other deposits                                             (2,465)       (8,799)
   Long term advances from the Federal Home Loan Bank                                            109,000       148,300
   Maturities of long term advances from the Federal Home Loan Bank                             (130,500)      (33,800)
   Overnight advances from Federal Home Loan Bank                                                318,743        34,966
   Maturities of overnight advances from Federal Home Loan Bank                                 (318,743)      (34,966)
   Advances from short and long term reverse repurchase agreements                                36,666        30,745
   Maturities of short term reverse repurchase agreements                                        (26,666)       (9,812)
   Dividends paid                                                                                 (7,924)           --
   Acquisition of of common stock for stock-based compensation                                       (36)           --
   Purchases of treasury stock                                                                   (43,143)           --
                                                                                                --------      --------
       Net cash (used) provided by financing activities                                          (57,135)      121,193
                                                                                                --------      --------
Increase (decrease) in cash and cash equivalents                                                  16,592       (29,968)

Cash and cash equivalents at beginning of period                                                  30,604        55,822
                                                                                                --------      --------
Cash and cash equivalents at end of period                                                  $     47,196    $   25,854
                                                                                                ========      ========
Supplemental information:
   Cash paid during the period:
     Income taxes                                                                           $     10,785    $    6,425
     Interest on deposits and borrowings                                                          44,300        39,826
   Transfers of loans to real estate owned                                                           282         1,221

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

     The accompanying unaudited consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and notes thereto included in the Company's 1999 annual report filed on Form 10-K. The consolidated financial statements include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term include to the determination of the allowance for loan losses.

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

                       AMERICAN FINANCIAL HOLDINGS, INC.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

(2)  Investment and Mortgage-Backed Securities

     The Company classified all investment and mortgage-backed securities as available for sale as of September 30, 2000 and December 31, 1999. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investments and mortgage-backed securities at September 30, 2000 and December 31, 1999 are as follows:

                                                                         September 30, 2000
                                             -------------------------------------------------------------------------
                                                  Amortized Cost         Gross              Gross           Fair Value
                                                                      Unrealized          Unrealized
                                                                         Gains              Losses
                                                ----------------   ---------------   -----------------    ------------
                                                                           (In thousands)
Investments:
    U.S. Treasury notes                        $           5,031  $            198  $               --   $       5,229
    U.S. Government agencies                              24,733               164                 (72)         24,825
    Corporate bonds and notes                            209,041               702                (550)        209,193
    Municipal bonds
          Tax exempt                                      26,883               558                 (25)         27,416
          Taxable                                         11,097                27                 (76)         11,048
    Marketable equity securities                          23,635            73,214                (506)         96,343
                                                ----------------   ---------------   -----------------    ------------

                                                         300,420            74,863              (1,229)        374,054
                                                ----------------   ---------------   -----------------    ------------

Mortgage-backed securities:
    U.S. Government & agency                             149,484                86              (1,699)        147,871
    U.S Agency issued collateralized
          mortgage obligations                           136,493               135              (1,010)        135,618
                                                ----------------   ---------------   -----------------    ------------

                                                         285,977               221              (2,709)        283,489
                                                ----------------   ---------------   -----------------    ------------

        Total available for sale               $         586,397  $         75,084  $           (3,938)  $     657,543
                                                ================   ===============   =================    ============

                       AMERICAN FINANCIAL HOLDINGS, INC.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

                                                                   December 31, 1999
                                                ------------------------------------------------------
                                                                  Gross           Gross
                                                  Amortized     Unrealized     Unrealized       Fair
                                                    Cost          Gains          Losses         Value
                                                -----------   ------------   ------------    ---------
                                                                     (In thousands)
Investments:
    U.S. Treasury notes                        $      5,037  $         131  $          --   $    5,168
    U.S. Government agencies                         45,502             --           (382)      45,120
    Corporate bonds and notes                       267,341             --         (3,180)     264,161
    Municipal bonds
          Tax exempt                                 13,537             --           (311)      13,226
          Taxable                                     9,201             --           (167)       9,034
    Marketable equity securities                     13,145         61,291           (313)      74,123
    Auction market preferred stocks                  25,000             --             --       25,000
                                                -----------   ------------   ------------    ---------

                                                    378,763         61,422         (4,353)     435,832
                                                -----------   ------------   ------------    ---------
Mortgage-backed securities:
      U.S. Government & agency                      224,916            102         (5,157)     219,861
      U.S. Agency issued collateralized
           mortgage obligations                     123,365             --         (1,805)     121,560
                                                -----------   ------------   ------------    ---------

                                                    348,281            102         (6,962)     341,421
                                                -----------   ------------   ------------    ---------

        Total available for sale               $    727,044  $      61,524  $     (11,315)  $  777,253
                                                ===========   ============   ============    =========

(3)  Comprehensive Income

     The following tables represent components and the related tax effects allocated to other comprehensive income for the three and nine-month periods ended September 30, 2000 and September 30, 1999.


                                                                                Three months ended
                                                                                September 30, 2000
                                                          -----------------------------------------------------------
                                                                    Before
                                                                     Tax              Income tax          Net-of-tax
                                                                    Amount              effect              amount
                                                                 ------------       ---------------      -------------
                                                                                    (In thousands)
Unrealized gain on available for sale securities:
   Unrealized holding gains arising during                        $   16,329         $      (6,511)       $     9,818
        the period
 Reclassification adjustment for gains realized
     during the period                                                (1,793)                  715             (1,078)
                                                                  ----------         -------------        -----------
      Other comprehensive income                                  $   14,536         $      (5,796)       $     8,740
                                                                  ==========         =============       ============

                       AMERICAN FINANCIAL HOLDINGS, INC.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)



                                                                                Nine months ended
                                                                                September 30, 2000
                                                          -----------------------------------------------------------
                                                                    Before
                                                                     Tax              Income tax          Net-of-tax
                                                                    Amount              Effect              Amount
                                                                 ------------       ---------------      -------------
                                                                                    (In thousands)
Unrealized gain on available for sale securities:
   Unrealized holding gains arising during
        the period                                                $   25,716         $     (10,254)       $    15,462
 Reclassification adjustment for gains realized
     during the period                                                (4,779)                1,906             (2,873)
                                                                  ----------         -------------        -----------
      Other comprehensive income                                  $   20,937         $      (8,348)       $    12,589
                                                                  ==========         =============        ===========


                                                                                Three months ended
                                                                                September 30, 1999
                                                          -----------------------------------------------------------
                                                                    Before
                                                                     Tax              Income tax          Net-of-tax
                                                                    Amount              Effect              Amount
                                                                 ------------       ---------------      -------------
                                                                                    (In thousands)
Unrealized loss on available for sale securities:
   Unrealized holding losses arising during
        the period                                                $   (9,958)       $        4,239       $     (5,719)
 Reclassification adjustment for gains realized
     during the period                                                  (207)                   88               (119)
                                                                  ----------        --------------       ------------
      Other comprehensive loss                                    $  (10,165)       $        4,327       $     (5,838)
                                                                  ==========        ==============       ============

                                                                                Nine months ended
                                                                                September 30, 1999
                                                          -----------------------------------------------------------
                                                                  Before tax          Income tax          Net-of-tax
                                                                    amount              effect              amount
                                                               -------------      ----------------     --------------
                                                                                    (In thousands)
Unrealized loss on available for sale securities:
   Unrealized holding losses arising during                     $    (12,746)                5,417      $      (7,329)
        the period
 Reclassification adjustment for gains realized
     during the period                                                (5,431)                2,305             (3,126)
                                                                ------------       ---------------      -------------
      Other comprehensive loss                                  $    (18,177)      $         7,722      $     (10,455)
                                                               =============      ================     ==============

                       AMERICAN FINANCIAL HOLDINGS, INC.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

(4)  Earnings Per Share

     Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted shares are not included in the calculation of basic earnings per share.

     The weighted-average shares and earnings per share are detailed in the table below. Earnings per share data for the three-month and nine-month periods ended September 30, 1999 does not apply, since the Bank was a mutual savings bank with no outstanding stock.


     (In thousands, except per share data)                   For the three months ended          For the nine months ended
                                                                 September 30, 2000                  September 30, 2000
                                                             --------------------------          -------------------------

     Net income                                                              $ 7,630                            $23,592
     Weighted-average common shares outstanding                               25,185                             26,195
     Diluted weighted-average common shares                                   26,448                             26,654
     Net income per common share:
        Basic                                                                $  0.30                            $  0.90
        Diluted                                                              $  0.29                            $  0.89

(5)  Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. As amended by SFAS No. 137, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, FASB issued SFAS No. 138, which amends certain accounting and reporting standards of SFAS No. 133. This statement is to be adopted concurrently with SFAS No. 133. On that date, hedging relationships shall be designated in accordance with SFAS No. 133 as amended. Earlier application is encouraged. Earlier application of selected provisions of the statement is not permitted. The statement shall not be applied retroactively to financial statements of prior periods. These statements are not expected to affect the Company because it does not currently purchase derivative instruments or enter into hedging activities.

                       AMERICAN FINANCIAL HOLDINGS, INC.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, early or retroactive application is not permitted. Management does not expect the adoption of SFAS No. 140 to have a material effect on the Company's financial position or results of operations.

Part I. Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2000 and 1999, and should be read in conjunction with American Financial Holdings, Inc.'s Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

Forward Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may contain descriptions of future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results accurately or the actual operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999.

Total assets at September 30, 2000 were $1.88 billion representing a decrease of $10.1 million or 0.5% over the December 31, 1999 level of $1.89 billion. The Bank's Tier 1 leverage capital ratio was 21.1% at September 30, 2000 compared to 23.0% at December 31, 1999. The Bank's total risk based capital ratio was 39.7% at September 30, 2000 compared to 38.0% at December 31, 1999.

The decrease in assets was primarily a result of the decrease of investment and mortgage-backed securities totaling $120.0 million and a $4.2 million decrease in Federal Home Loan Bank stock, partially offset by an increase of $100.0 million in the loan portfolio and a $16.6 million increase in cash and cash equivalents. The increase in loans was primarily in one-to-four family adjustable rate mortgages and home equity lines of credit and was due to a strong demand in the Company's primary housing market and expansion of the Company's loan markets. The decrease in investment and mortgage-backed securities available for sale is primarily due to sales and maturities. The increase in cash and cash equivalents was primarily due to shifting investment and mortgage-backed securities to higher yielding short-term cash equivalents. The decrease in Federal Home Loan Bank Stock was due to the reduction in Federal Home Loan Bank advances, as the minimum level of Federal Home Loan Bank stock required is lessened as the level of outstanding Federal Home Loan Bank advances decreases. Upon the reduction in advances, management elected to reduce its stock position and reinvest the proceeds in a higher yielding security.

Deposits increased $8.0 million, or 0.7%, to $1,108 million at September 30, 2000 from $1,100 million at December 31, 1999. The $8.0 million increase resulted primarily from a $8.3 million increase in core accounts such as savings, money market and NOW accounts and a $2.2 million increase in demand deposit accounts offset by a decrease of $2.5 million in time deposit accounts. Mortgagors' escrow and other deposits decreased $2.5 million from $18.8 million at December 31, 1999 to $16.3 million at

September 30, 2000 due primarily to a decrease in the amount of bank checks outstanding. Advances from the Federal Home Loan Bank and other borrowings decreased $11.5 million to $202.9 million at September 30, 2000 from $214.4 million at December 31, 1999. The decrease was due to $130.5 million of maturities in FHLB borrowings offset by new FHLB borrowings of $109.0 million and net new advances of $10.0 million under repurchase agreements. The net deferred income tax liability increased $8.4 million to $20.2 million at September 30, 2000 compared to $11.8 million at December 31, 1999, primarily due to an increase in the deferred tax liability attributable to an increase in the net unrealized gain on total securities available for sale.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $3.9 million at September 30, 2000 compared to $3.0 million at December 31, 1999. Asset quality remained strong as nonperforming assets to total assets were 0.21% and 0.16% at September 30, 2000 and December 31, 1999, respectively. Real estate owned declined from $445 thousand at December 31, 1999 to $79 thousand at September 30, 2000 due to a greater amount of dispositions of foreclosed properties than the amount of foreclosed properties transferred to real estate owned. This was the result of current favorable economic conditions in the local housing market.

The allowance for loan losses at September 30, 2000 and December 31, 1999 was $10.2 million and $8.8 million respectively, which represented 270.2% of non-performing loans and 0.90% of total loans at September 30, 2000 as compared to 350% of non-performing loans and 0.85% of total loans at December 31, 1999.

Total equity decreased $14.9 million to $516.5 million at September 30, 2000 compared to $531.5 million at December 31, 1999. This decrease resulted from the purchase of American Financial Holdings, Inc. treasury stock of $17.9 million to fund the stock awards granted under the American Financial Holdings, Inc. 2000 Stock-Based Incentive Plan (the "Incentive Plan"), the purchase by the Company of treasury stock totaling $25.3 million and the net payment of dividends totaling $7.9 million. The decrease was partially offset by net income of $23.6 million, and an increase of $12.6 million in accumulated other comprehensive income. The increase in other comprehensive income resulted from an increase in after-tax net unrealized gains on investments, primarily in the equity portfolio as of September 30, 2000.

In keeping with its capital management strategy, management announced on June 26, 2000 its plan to repurchase up to 5.0% of the Company's outstanding shares in open market transactions. As of September 30, 2000, 4.9% of the shares had been repurchased. In addition, the Company, through the use of an independent trustee, purchased 3.8% of its outstanding shares on the open market to fund the recently approved stock awards under the Incentive Plan. The effect of the stock repurchase and purchase by the trustee for the incentive Plan purchases was to reduce the amount of the Company's equity.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

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

Net Income. Net income increased by $3.6 million, or 90.5%, to $7.6 million for the quarter ended September 30, 2000 compared to $4.0 million for the same period in 1999. The increase was primarily driven by the increase in interest and dividend income of $6.1 million generated from earnings on the additional capital of approximately $261.0 million raised as a result of the Bank's conversion to a public company, less $43.2 million in capital used to fund purchases of treasury stock, and an increase of $1.6 million on the net gains on the sale of investment securities. These increases were partially offset by an increases of $1.5 million for interest expense on deposits, Federal Home Loan advances and other borrowings, a $1.7 million increase in non-interest expense and $1.2 million in income tax expense.

Net Interest Income. Net interest income increased $4.6 million, or 37.7%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase was primarily the result of increased interest income resulting from an increase in the average daily balance and yields of interest earning assets. The increase in the average daily balance was due to the reinvestment of additional capital from the conversion to a public company net of capital used to fund purchases of treasury stock. The increase in yields on interest earning assets was due to management's investment strategy of moving to higher yielding investments, primarily by purchasing a combination of corporate bonds and mortgage-backed securities with modest extension in duration in the portfolio and by selling lower yielding investments and mortgage-backed securities.

Total interest and dividend income was $32.3 million in the third quarter of 2000 as compared to $26.2 million in the third quarter of 1999. The increase in interest income was primarily due to a $240.6 million increase in average daily balance of interest-earning assets to $1.78 billion for the three months ended September 30, 2000, compared to $1.54 billion for the three months ended September 30, 1999 and to an increase in the yield on interest-earning assets to 7.32% from 6.82% for the three months ended September 30, 2000 and September 30, 1999, respectively. Interest income on loans increased $3.0 million, or 16.8%, to $20.8 million, primarily due to a $123.7 million increase in the average daily balance of loans outstanding for the third quarter of 2000 as compared to the same period in 1999. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities increased $3.3 million, or 40.3% for the quarter ended September 30, 2000 compared to the third quarter of the prior year. The increase resulted primarily from a $118.3 million increase in the average daily balances and a 90 basis point increase in the yield earned on such securities. The increase in yield in the third quarter of 2000 reflects management's decision to sell lower yielding investments and mortgage-backed securities, and their strategy to extend the average maturity of investments and mortgage-backed securities, which have correspondingly higher yields. The interest on interest-earning deposits decreased $66 thousand due to the decrease of $5.1 million in average daily balances.

Total interest expense for the three months ended September 30, 2000 was $15.5 million, an increase of $1.5 million, or 10.7%, compared to $14.0 million for the three months ended September 30, 1999. This increase was primarily due to a $23.1 million increase in the average daily balance of Federal Home Loan Bank advances and other borrowings to $207.9 million in the third quarter of 2000, as compared to $184.8 million for the same period in 1999 and to higher interest rates. Interest on certificates of deposit increased $971 thousand. Although the average daily balance on certificates of deposit decreased by $16.1 million, the decrease was more than offset by an increase in the average rate paid on those deposits, due to higher market interest rates, of 63 basis points. Interest expense on FHLB advances and other borrowings increased $565 thousand due to an increase in the average daily balance of $23.1 million and a 46 basis point increase in the average rate paid.

Provision for Loan Losses. The provision for loan losses was $400 thousand for the three months ended September 30, 2000, a $140 thousand decrease from the $540 thousand provision for the three months ended September 30, 1999. This decrease reflects management's assessment of the losses inherent in the loan portfolio. Additionally, the allowance for loan losses to loans increased from 0.85 % to 0.90% for the nine months ended 2000 and 1999 respectively while the loans charged off decreased from $177 thousand to $57 thousand for the three months ended September 30, 2000 and 1999 respectively.

Non-interest Income. Non-interest income increased $1.7 million, or 110.4%, to $3.3 million for the three months ended September 30, 2000, primarily due to an increase of $1.6 million in net gains on the sales of investment securities and mortgage-backed securities. The Company sold approximately $96.8 million in investment and mortgage-backed securities at an average book yield of 5.85%. The proceeds were used to fund (1) higher yielding loans; (2) the Company's stock repurchase program and (3) treasury stock purchased to be used for stock awards under the Incentive Plan. The loss on sale was $3.6 million, which was offset with gains on the sale of equity securities and equity mutual funds and mortgage-backed securities. Service charges and fees increased $204 thousand in the third quarter of 2000 over the same period in 1999, in part due to an increase in fees charged for transaction account services due to an increased number of accounts. Investment advisory fees and commissions, which are fees derived from the Bank's investment services subsidiary, American Investment Services, Inc., ("AIS") decreased by $89 thousand in part due to staff training and realignment required for the introduction of investment advisory services. With this introduction, AIS will begin transitioning from one-time commissions to fee-based revenues in order to grow and annuitize the business. This transition is expected to reduce revenue levels over the next several quarters but is expected to generate higher revenues in advisory fee income after this period.

Non-interest Expense. Non-interest expense for the three months ended September 30, 2000 was $8.3 million, an increase of $1.7 million, or 25.0%, compared to $6.6 million for the three months ended September 30, 1999. The increase was due to an increase in salaries and benefits of $1.8 million primarily due to costs associated with the Employee Stock Ownership Plan and the Incentive Plans. Additionally, a one-time $422,000 charge was incurred to reflect the cost of immediately vesting stock based benefits of a deceased director. This was the first full quarter that reflected all of the costs associated with the Incentive Plan and the Employee Stock Ownership Plan. It is expected that compensation expense for the last quarter of 2000 will correspondingly be higher than the same period in 1999 due to the implementation of the shareholder approved Incentive Plan. Other expenses increased $109 thousand or 12.1% from $904 thousand to $1.0 million primarily due to additional expenses necessitated by being a public company. Charitable contributions decreased $237 thousand, to $1 thousand for the three months ended September 30, 2000. In the third quarter of 1999 the Bank accrued a contribution of approximately $200 thousand to the American Savings Bank Foundation, Inc., while no similar accrual was made during the three months ended September 30, 2000. Beginning in 2000 the majority of charitable contributions were made by American Savings Bank Charitable Foundation.

Income Tax Expense. Income taxes were $3.8 million for the three months ended September 30, 2000 as compared to $2.6 million for the three months ended September 30, 1999. The effective rates were 33.4% and 39.7% for the three months ended September 30, 2000 and 1999, respectively. The increase in income taxes was primarily due to an increase in income before income taxes offset by a lower effective tax rate. The lower effective tax rate was the result of a lower level of nondeductible expenses in 2000, and to a lesser extent, a higher level of tax exempt municipal bond income.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

Net Income. Net income increased by $8.1 million, or 52.6%, to $23.6 million for the nine months ended September 30, 2000 compared to $15.5 million for the same period in 1999. The increase was primarily driven by the increase in interest and dividend income of $19.2 million generated from earnings on the additional capital of approximately $261.0 million raised as a result of the Bank's conversion to a public company less capital used to fund purchases of treasury stock for the repurchase program and treasury stock to be used for stock awards under the Incentive Plan. These factors were partially offset by a $2.5 million increase in interest expense on Federal Home Loan Bank advances and other borrowings, a $1.0 million increase in interest expense on deposits, a $137 thousand decrease in total non-interest income, a $3.4 million increase in non-interest expense and a $3.9 million increase in income tax expense.

Net Interest Income. Net interest income increased $15.6 million, or 44.4%, for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase was primarily the result of increased interest income resulting from an increase in the average daily balance and yields of interest earning assets. The increase in the average daily balance was due to the reinvestment of additional capital from the conversion to a public company less capital used to fund purchases of treasury stock. The increase in yields on interest earning assets is due to management's investment strategy of moving to higher yielding investments, primarily by purchasing a combination of corporate bonds and mortgage-backed securities with modest extension in duration in the portfolio and selling lower yielding investments and mortgage-backed securities.

Total interest and dividend income was $95.2 million in the nine months ended September 30, 2000 as compared to $76.0 million in the corresponding period last year. The increase in interest income was primarily due to a $277.5 million increase in average daily balance of interest-earning assets to $1.78 billion for the nine months ended September 30, 2000, compared to $1.51 billion for the nine months ended September 30, 1999 and to an increase in the yield on interest-earning assets to 7.14% from 6.72% for the nine months ended September 30, 2000 and September 30, 1999, respectively. Interest income on loans increased $8.1 million, or 15.7%, to $59.4 million, primarily due to a $120.4 million increase in the average daily balance of loans outstanding for the nine-month period of 2000 as compared to the same period in 1999 and a 19 basis point increase in the average yield. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities increased $12.0 million, or 52.3% for the nine months ended September 30, 2000 compared to the same period of the prior year. The increase resulted primarily from a $175.7 million increase in the average daily balances, and a 81 basis point increase in the yield earned on such securities. The increase in yield in the nine month period of 2000 reflects the gradual increase in general market interest rates that has taken place since September 1999, and management's strategy to extend the average maturity of investments and mortgage-backed securities, which have correspondingly higher yields and selling lower yielding investments and mortgage-backed securities.

Total interest expense for the nine months ended September 30, 2000 was $44.4 million, an increase of $3.6 million, or 8.7%, compared to $40.8 million for the nine months ended September 30, 1999. This increase was primarily due to a $53.4 million increase in the average daily balance of Federal Home Loan Bank advances and other borrowings to $197.8 million in the nine month period of 2000, as compared to $144.5 million for the same period in 1999 and to higher interest rates.

Provision for Loan Losses. The provision for loan losses was $1.52 million for the nine months ended September 30, 2000, a $40 thousand increase from the $1.48 million provision for the nine months ended September 30, 1999. This increase reflects management's assessment of the losses inherent in the loan portfolio including the impact of continual growth in the loan portfolio offset by a decline of $465 thousand in charge-offs from $689 thousand in the nine months ended September 30, 1999.

Non-interest Income. Non-interest income decreased $137 thousand, or 1.5%, to $9.2 million for the nine months ended September 30, 2000, primarily due to a decrease of $652 thousand in net gains on sales of investment securities.
During 1999, the Company took advantage of favorable equity market conditions by selling appreciated equity securities for a gain of $5.0 million. During 2000 the Company sold $96.8 million in corporate and mortgage-backed securities at a loss of $3.6 million and $5.2 million in equity securities and equity mutual funds at a net gain on sale of $8.4 million These sales reduced the

Company's lower yielding investments and mortgage-backed securities and its exposure to the equity markets, particularly the financial services sector. Service charges and fees increased $403 thousand or 16.2% in the nine-month period of 2000 over the same period in 1999, primarily as a result of increase in fees charged on transaction account services. Investment advisory fees and commissions from the Bank's investment services subsidiary, American Investment Services, Inc., increased $124 thousand or 11.4% to 1.2 million in the nine-month period ended September 30, 2000 over the same period last year due to an increased level of sales. However, due to a staff training and realignment in the third quarter required for the introduction of investment advisory services, it is expected that this transition will reduce revenue levels over the next several quarters but generate higher revenues in advisory fee income after this period.

Non-interest Expense. Non-interest expense for the nine months ended September 30, 2000 was $22.6 million, an increase of $3.4 million, or 17.6%, compared to $19.3 million for the nine months ended September 30, 1999. The increase was primarily due to an increase in salaries and benefits of $3.0 million primarily due to costs associated with the employee stock ownership and stock based Incentive Plan. It is expected that compensation expense will rise during the remaining three months of 2000 due to the continued funding of the stock awards granted under the Incentive Plan and the Employee Stock Ownership Plan. Additionally, outside services increased $370 thousand or 23.0% from $1.6 million to $2.0 million due primarily to increased professional services necessitated by being a public company. Advertising expense increased $132 thousand, or 13.8%, from $958 thousand to $1.1 million due to the promotional campaign to take advantage of in-market branch consolidations and promotion of the equity line of credit product. Other expenses increased $420 thousand or 16.0% from $2.6 million to $3.0 million primarily due to annual statement preparation, regulatory filing fees and annual meeting costs necessitated by being a public company. Charitable contributions decreased $643 thousand, or 93.5%, to $45 thousand for the nine months ended September 30, 2000 compared to $688 thousand in the same period in 1999. In the first nine months of 1999, the Bank accrued a contribution of approximately $600 thousand to the American Savings Bank Foundation, Inc., while no similar accrual was made during the nine months ended September 30, 2000. As a result of the creation of the Company sponsored foundations, the company expects that substantially all of the charitable contributions will be made indirectly by the foundations in future periods.

Income Tax Expense. Income taxes were $12.2 million for the nine months ended September 30, 2000 as compared to $8.3 million for the nine months ended September 30, 1999. The effective rates were 34.1% and 34.9% for the nine months ended September 30, 2000 and 1999, respectively. The increase in income taxes was primarily due to an increase in income before income taxes.

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

                                                                             For the Three Months Ended
                                                               Sept 30, 2000                           Sept. 30, 1999
                                             ------------------------------------------  -------------------------------------
                                                                              Average                                Average
                                             Average Balance    Interest     Yield/Rate  Average Balance  Interest  Yield/Rate
                                             ---------------    ----------   ----------  ---------------  --------  ----------
                                                                             (Dollars in thousands)
Interest earning assets:
   Loans (1)                                      $1,102,552     $20,817      7.55%      $  978,804         $17,826      7.28%
   Federal funds sold                                  7,477         123      6.58            5,632              70      4.97
   Investment securities-taxable                     308,237       5,435      7.05          306,334           4,491      5.86
   Investment securities- tax exempt (2)              26,605         559      8.40                -               -         -
   Mortgage-backed securities                        320,833       5,354      6.68          231,004           3,600      6.23
   FHLB stock                                         12,194         245      8.04           10,470             176      6.72
   Interest-earning deposits                              38         0.2      2.11            5,129              66      5.15
                                                  ----------     -------      ----       ----------         -------    ------
         Total interest-earning assets             1,777,936     $32,533      7.32        1,537,373         $26,229      6.82%
Non-interest-earning assets                          111,370                                117,702
                                                  ----------                             ----------
         Total assets                             $1,889,306                             $1,655,075
                                                  ==========                             ==========


Interest-bearing liabilities:
   Deposits
      Money management accounts                   $   60,823     $   415      2.71%      $   66,042         $   449      2.70%
      NOW accounts                                    80,521         274      1.35           71,251             243      1.35
      Savings and IRA passbook accounts              203,839       1,037      2.02          208,355           1,044      1.99
      Certificates of deposit                        749,440      10,496      5.57          765,545           9,520      4.93
                                                  ----------     -------      ----       ----------         -------    ------
         Total interest-bearing deposits           1,094,623      12,222      4.44        1,111,193          11,256      4.02
   FHLB advances and other borrowings                207,907       3,243      6.21          184,787           2,716      5.83
                                                  ----------     -------      ----       ----------         -------    ------
         Total interest-bearing liabilities        1,302,530     $15,465      4.72%       1,295,980         $13,972      4.28%
   Non-interest bearing demand deposits               26,285                                 24,145
   Other non-interest-bearing liabilities             35,705                                 49,994
                                                  ----------                             ----------
         Total liabilities                         1,364,520                              1,370,119
Stockholders' equity                                 524,786                                284,956
                                                  ----------                             ----------
         Total liabilities and equity             $1,889,306                             $1,655,075
                                                  ==========                             ==========

   Net interest-earning assets                    $  475,406                             $  241,393
                                                  ==========                             ==========
   Net interest income                                           $17,068                                    $12,257
                                                                 =======                                    =======
   Interest rate spread                                                       2.60%                                      2.54%
                                                                            ======                                     ======
   Net interest margin (net interest income
     as a percentage of interest-earning                                      3.84%                                      3.19%
      assets)                                                               ======                                     ======
   Ratio of interest-earning assets to
    Interest-bearing liabilities                                            136.50%                                    118.63%
                                                                            ======                                     ======

Note 1- Average balances include nonaccrual loans.
Note 2- Tax exempt interest is calculated on a tax equivalent basis.


                                                                                For the Nine Months Ended
                                                               Sept. 30, 2000                               Sept. 30, 1999
                                               ------------------------------------------    -------------------------------------
                                                                                Average                                  Average
                                               Average Balance    Interest     Yield/Rate    Average Balance  Interest  Yield/Rate
                                               ---------------    --------     ----------    ---------------  --------  ----------
                                                                                  (Dollars in thousands)
Interest earning assets:
   Loans (1)                                      $1,068,974       $59,418      7.41%         $  948,608       $51,361      7.22%
   Federal funds sold                                  7,338           331      6.01              26,608           957      4.80
   Investment securities-taxable                     331,252        16,858      6.79             315,660        13,520      5.71
   Investment securities- tax exempt (2)              20,946         1,323      8.42                   -             -         -
   Mortgage-backed securities                        340,783        16,870      6.60             201,575         9,489      6.28
   FHLB stock                                         13,515           754      7.44              10,127           483      6.36
   Interest-earning deposits                           1,776            63      4.73               4,505           168      4.97
                                               -------------       -------     -----          ----------       -------     -----
         Total interest-earning assets             1,784,584       $95,617      7.14%          1,507,083        75,978      6.72%
Non-interest-earning assets                          100,195                                     104,059
                                               -------------                                  ----------
         Total assets                             $1,884,779                                  $1,611,142
                                               =============                                  ==========


Interest-bearing liabilities:
   Deposits
      Money management accounts                   $   62,410       $ 1,257      2.69%         $   65,235       $ 1,318      2.70%
      NOW accounts                                    78,403           797      1.36              69,150           702      1.36
      Savings and IRA passbook accounts              202,234         3,062      2.02             205,625         3,039      1.98
      Certificates of deposit                        757,635        30,265      5.34             776,117        29,309      5.05
                                               -------------       -------     -----          ----------       -------     -----
         Total interest-bearing deposits           1,100,682        35,381      4.29           1,116,127        34,368      4.12
   FHLB advances and other borrowings                197,840         8,971      6.06             144,471         6,430      5.95
                                               -------------       -------     -----          ----------       -------     -----
         Total interest-bearing liabilities        1,298,522       $44,352      4.56%          1,260,598       $40,798      4.33%
   Non-interest bearing demand deposits               25,144                                      24,351
   Other non-interest-bearing liabilities             29,353                                      42,798
                                               -------------                                  ----------
         Total liabilities                         1,353,019                                   1,327,747
Stockholders' equity                                 531,760                                     283,395
                                               -------------                                  ----------
         Total liabilities and equity             $1,884,779                                  $1,611,142
                                               =============                                  ==========

   Net interest-earning assets                    $  486,062                                  $  246,485
                                               =============                                  ==========
   Net interest income                                             $51,265                                     $35,180
                                                                   =======                                     =======
   Interest rate spread                                                         2.58%                                       2.39%
                                                                              ======                                      ======
   Net interest margin (net interest income
     as a percentage of interest-earning                                        3.83%                                       3.11%
      assets)                                                                 ======                                      ======
   Ratio of interest-earning assets to
    interest-bearing liabilities                                              137.43%                                     119.55%
                                                                              ======                                      ======

Note 1- Average balances include nonaccrual loans.
Note 2- Tax exempt interest is calculated on a tax equivalent basis.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company's main sources of liquidity are dividends from the Bank and proceeds from capital offerings, while the main outflows are the payments of dividends, purchase of treasury stock and operating expenses. The Bank's ability to pay dividends to the Company is subject to regulatory restrictions which limit its ability to pay dividends, without prior approval, to an amount not to exceed the sum of the Bank's net profit for the year in question combined with its retained net profits from the preceding two calendar years. Regulations also prohibit the payment of dividends by the Bank if doing so would cause it to be "undercapitalized". Further restrictions prohibit the payment of dividends if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations. The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investments and mortgage-backed securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are: (1) the origination of residential one to four-family mortgage loans, single-family construction loans, home equity loans and lines of credit and consumer loans; and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with broker/dealers.

The Bank has outstanding loan commitments that consist of unused lines of credit available through ready reserve lines of credit, equity lines of credit and commitments for mortgages loans.

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2000, the Bank exceeded all of its regulatory capital requirements and was considered "well capitalized" under regulatory guidelines.

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

The Company's market risk also includes equity price risk. The marketable equity securities portfolio had net unrealized gains of $72.7 million at September 30, 2000 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

Quantitative Aspects of Market Risk. The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. The table below sets forth, as of September 30, 2000 and December 31, 1999 estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and down.

In an up 200 basis point environment, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities were 14.6% and 12.5% on September 30, 2000 and December 31, 1999, respectively. In a down 200 basis point environment, the CPR prepayment assumptions on mortgage loans and securities were 26.1% and 25.5% on September 30, 2000 and December 31, 1999, respectively. On both September 30, 2000 and December 31, 1999, the rates paid on non-maturity deposits (savings, money management and NOW accounts) were assumed not to change under either interest rate environment.


     Increase/     Estimated Changes in Annual Net Interest Income
                   -----------------------------------------------
     (Decrease)       September 30, 2000       December 31, 1999
                      ------------------       -----------------
     in market                  (Dollars in thousands)
     interest rates
     in basis points       $         $            %           %
     (Rate Shock)       Change    Change       Change      Change
     -------------------------------------------------------------
     200                 $    26      0.04%      $ ( 279)    (0.43)%
     Static                    -         -             -         -
     (200)               $(1,754)    (2.64)%     $(1,907)    (2.92)%

Comparing the changes in net interest income on September 30, 2000 and December 31, 1999, the estimated change in net interest income improved by $0.153 million from ($1.9 million) to ($ 1.8 million) under a down 200 basis point environment. Correspondingly, under an up 200 basis point environment, the estimated change in net interest income improved by $0.305 million from ($0.279 million) to $0.026 million. The change in the basic interest rate risk profile on September 30, 2000 as compared to December 31, 1999 was primarily attributed to the reduction in the asset sensitivity of the balance sheet. This essentially occurred because of the reinvestment of the auction market preferred stock portfolio into longer-term assets and the reinvestment of investment portfolio cash flows into primarily three to five year securities.

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

                                   American Financial Holdings, Inc.

Date: November 9, 2000             /s/ Robert T. Kenney
                                   --------------------
                                   Robert T. Kenney
                                   Chairman, President and Chief Executive
                                   Officer

Date: November 9, 2000             /s/Charles J. Boulier, III
                                   --------------------------
                                   Charles J. Boulier, III
                                   Executive Vice President, Chief Financial
                                   Officer and Treasurer