Form 10-K
period 2000-12-31
AMERICAN FINANCIAL HOLDINGS INC
filed 2001-03-26
CIK 1095862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

       For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                         Commission File Number: 0-27399

                        AMERICAN FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                            06-1555700
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

     102 West Main Street, New Britain, Connecticut                             06051
        (Address of principal executive officers)                             (Zip Code)

       Registrant's telephone number, including area code: (860) 612-3366
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
                             ---

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $517,520,678 based upon the closing price of $21.5625 as quoted on the Nasdaq National Market for March 09, 2001. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

      The number of shares outstanding of the registrant's Common Stock as of March 09, 2001 was 25,112,360.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"). (Part III)

                                TABLE OF CONTENTS

Part I                                                                                                         Page
------                                                                                                         ----

Item 1.   Description of Business................................................................................3
Item 2.   Description of Properties.............................................................................31
Item 3.   Legal Proceedings.....................................................................................32
Item 4.   Submission of Matters to a Vote of Security Holders...................................................32

Part II
-------

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters..................................32
Item 6.   Selected Financial Data...............................................................................33
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................................34
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................................43
Item 8.   Financial Statements and Supplementary Data...........................................................44
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure............................................................................................44

Part III
--------

Item 10.  Directors and Executive Officers of the Registrant....................................................45
Item 11.  Executive Compensation................................................................................45
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................................45
Item 13.  Certain Relationships and Related Transactions........................................................45

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................45

SIGNATURES

PART I

Item 1.      Description of Business

Forward Looking Statements

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

General

The Parent Company was organized as a Delaware business corporation at the direction of the Bank in July 1999 to become the holding company for the Bank upon completion of its conversion from a mutual savings bank to a stock savings bank. The conversion was completed on November 30, 1999. At December 31, 2000, the Company had consolidated total assets of $1.87 billion and total stockholders' equity of $514.0 million. The Company is subject to regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, and the Securities and Exchange Commission.

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

The Company operates 17 banking offices in Hartford, Middlesex and Tolland counties, and offers a full range of banking services to individuals and corporate customers primarily located in Central Connecticut. The Company specializes in the acceptance of retail deposits from the general public and using those funds, together with funds generated from operations and borrowings, to originate residential mortgage loans and consumer loans, primarily home equity loans and lines of credit. The Company originates loans primarily for investment. However, the Company also sells loans, primarily fixed-rate mortgage loans, in the secondary market, while generally retaining the servicing rights. See "--Lending Activities." The Company also invests in mortgage-backed securities, debt and equity securities and other permissible investments. The Company's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment and mortgage-backed securities. The Company's primary sources of funds are deposits, principal and interest payments on loans and investments and mortgage-backed securities, advances from the Federal Home Loan Bank of Boston and borrowings under repurchase agreements.

Market Area

The Company is headquartered in New Britain, Connecticut in Hartford County. The Company's primary deposit gathering area is concentrated in the communities surrounding its 17 banking offices located in Hartford, Middlesex and Tolland counties. The Company's primary lending area is significantly broader than its deposit gathering area and includes all of the State of Connecticut as well as parts of Rhode Island and Massachusetts.

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

Connecticut's economy grew at a slower than expected 2.9% annualized rate in the third quarter of 2000 (the most recent data available on the State's economy). With national figures showing an economy that is continuing to cool, the State's economic growth is likely to moderate further, although remaining stronger relative to the national economy. Connecticut has a higher concentration of service sector jobs, as opposed to manufacturing jobs, than the national economy. The recent slow down in the manufacturing sector has been the biggest drag on the national economy. Meanwhile, Connecticut continues to reflect personal wealth characteristics above the national averages, while housing affordability is better than the national average. In Hartford county, the Company's primary market area, the unemployment rate was 2.3% as of the third quarter of 2000 compared to 2.9% in 1999, approximately the same as the State as a whole and far less than the national average. However, the State's and Hartford County's unemployment rate may have bottomed as more recent economic news indicates continued deceleration in the national economy that could be expected to impact Connecticut.

Competition

The Company faces intense competition for the attraction of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the several commercial and savings banks operating in the Company's primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. While those entities still provide a source of competition for deposits, the Company faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. The Company also faces significant competition for investors' funds from their direct purchase of short-term money market securities and other corporate and government securities. While the Company faces competition for loans from the significant number of financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in its primary market area. The increase of Internet accessible financial institutions which solicit deposits and originate loans on a nationwide basis may also increase competition for the Company's customers and have an adverse impact on its future operations. Additionally, competition is likely to increase as a result of recent regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on the interstate operations of financial institutions due to the increasing trend for non-depository financial service companies entering the financial services market, such as insurance companies, securities companies and specialty financial companies. Competition for deposits and the origination of loans may limit the Company's growth in the future.

Lending Activities

General. The types of loans that the Company may originate are subject to federal and state laws and regulations. The Company concentrates primarily upon its traditional residential mortgage, home equity and other consumer loan products, in addition to commercial loans that meet the needs of small - to medium - sized businesses. Interest rates charged by the Company on loans are affected principally by the Company's current asset/liability strategy, the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

The following table shows the composition of the Company's loan portfolio at the dates indicated.

===========================================================================================================================
Loan Portfolio
===========================================================================================================================
                                                               At December 31,
                 ----------------------------------------------------------------------------------------------------------
                          2000                  1999                    1998                1997                 1996
                   ------------------    -------------------     -----------------   -----------------    -----------------
                              Percent                Percent               Percent             Percent              Percent
                                of                     of                    of                  of                   of
                   Amount      Total     Amount       Total      Amount     Total    Amount     Total     Amount     Total
                   ------      -----     ------       -----      ------     -----    ------     -----     ------     -----
                                                            (Dollars in thousands)
Real estate loans:
 One- to four-
  family         $  818,272     70.6 % $  719,089      69.5 %   $624,819     68.4 % $588,050     69.8 %  $542,085     72.0 %
 Residential
  construction       11,963      1.0       19,587       1.9       17,177      1.9     11,755      1.4       8,979      1.2
 Other                  924      0.1        1,106       0.1        1,223      0.1      2,063      0.2       2,692      0.4
                  ---------    -----    ---------     -----      -------    -----    -------    -----     -------    -----
  Total real
   estate loans     831,159     71.7      739,782      71.5      643,219     70.4    601,868     71.4     553,756     73.6
                  ---------    -----    ---------     -----      -------    -----    -------    -----     -------    -----

Consumer loans:
 Home equity
  loans and
  lines of
  credit            307,106     26.6      276,049      26.7      243,102     26.6    216,814     25.7     184,370     24.5
 Automobiles         17,027      1.5       15,539       1.5       20,085      2.2     20,793      2.5      10,945      1.4
 Other                2,833      0.2        3,162       0.3        6,940      0.8      3,557      0.4       3,573      0.5
                  ---------    -----    ---------     -----      -------    -----    -------    -----     -------    -----
  Total
   consumer loans   326,966     28.3      294,750      28.5      270,127     29.6    241,164     28.6     198,888     26.4
                  ---------    -----    ---------     -----      -------    -----    -------    -----     -------    -----
  Total loans     1,158,125    100.0 %  1,034,532     100.0 %    913,346    100.0 %  843,032    100.0 %   752,644    100.0 %
                               =====                  =====                 =====               =====                =====

Net deferred
 loan
 origination
 cost (fees)          3,547                 3,819                  1,534                 928                  484
Allowance for
 loan losses        (10,624)               (8,820)                (7,626)             (6,277)              (5,588)
                  ---------             ---------                -------             -------              -------
  Total loans,
   net           $1,151,048            $1,029,531               $907,254            $837,683             $747,540
                  =========             =========                =======             =======              =======
===========================================================================================================================

One- to Four-Family Real Estate Loans. The Company's primary lending activity is the origination of loans secured by one- to four-family residences located in its primary market area. At December 31, 2000, $818.3 million, or 70.6%, of total loans consisted of one- to four-family loans.

The Company originates fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years and rates based on market conditions. The Company offers mortgage loans that conform to Fannie Mae and Freddie Mac underwriting guidelines, as well as jumbo loans, which were loans in amounts over $252,000 for 2000, and $275,000 as of January 1, 2001. Fixed-rate conforming loans are generally originated for portfolio, however, such loans may be sold periodically in response to changes in prevailing market interest rates. Loans that are sold are generally sold to Freddie Mac, with the servicing rights retained. The Company will underwrite one- to four-family residential mortgage loans up to a loan to value ratio of 95%, provided that a borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.

The Company also offers adjustable-rate mortgage loans, with an interest rate based on the one year Constant Maturity Treasury Bill index, which adjust annually from the outset of the loan or which adjust annually after a three, five, seven or ten year initial fixed period and with terms up to 30 years. Interest rate adjustments are limited to no more than 2% during any adjustment period and 6% over the life of the loan. Additionally, the Company offers an adjustable-rate loan with a conversion option where the borrower has the option to convert the loan to a fixed interest rate after a predetermined period of time, generally within the first 60 months of the loan term. Adjustable-rate mortgage loans help reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. During periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. Although adjustable-rate mortgage loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits, and the degree to which borrowers prepay their loans. Because of these considerations, the Company has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in the Company's cost of funds during periods of rising interest rates. The Company believes these risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

The Company also requires that fire, casualty, title, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. An independent licensed appraiser generally appraises all properties.

Residential Construction Loans. The Company originates construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2000, the advanced portion of residential construction loans amounted to $12.0 million, or 1.0% of total loans. At December 31, 2000, the unadvanced portion of construction loans totaled $7.3 million.

The Company's construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan to value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the appraised value or sales price of the secured property, whichever is less. At December 31, 2000, the largest outstanding construction loan commitment was for $900,000, $723,000 of which was outstanding. This loan was performing according to its terms at December 31, 2000. Construction loans to individuals are made on the same terms as the Company's one- to four-family mortgage loans. Before making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent licensed appraiser. The Company also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

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

Home Equity Loans and Lines of Credit. The Company offers home equity lines of credit and fully amortized home equity loans, both of which are secured by owner-occupied one- to four-family residences. At December 31, 2000, home equity loans and lines of credit totaled $307.1 million, or 26.6% of the Company's total loans and 94.0% of consumer loans. Additionally, at December 31, 2000, the unadvanced amounts of home equity lines of credit totaled $209.5 million. The underwriting standards employed by the Company for home equity loans and lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to no more than 6% over the life of the loan. Generally, the maximum loan-to-value ratio on home equity lines of credit (combined with any existing first mortgage balance) is 75% for a one- to four-family residence and 70% for a condominium. A home equity line of credit may be drawn down by the borrower for a period of ten years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. The borrower has to pay back the amount outstanding under the line of credit at the end of the ten-year period.

The Company also offers fixed- and adjustable-rate home equity loans with terms up to 15 and 20 years, respectively. The loan-to-value ratios of both fixed-rate and adjustable-rate home equity loans are generally limited to 80% for loans of five years or less, 75% for loans over five years and 70% for loans secured by condominiums.

Automobile and Other Consumer Lending. The Company offers fixed-rate automobile loans with terms of up to 60 months and loan-to-value ratios of 80% for new cars. For used cars, the maximum loan-to-value ratio is 80% of the lesser of the retail value shown in the NADA Used Car Guide or the purchase price, whichever is lower, and with terms of 48 months for automobiles up to four years old and 36 months for older vehicles. At December 31, 2000, automobile loans totaled $17.0 million, or 1.5% of the Company's total loans and 5.2% of consumer loans.

Other consumer loans at December 31, 2000 amounted to $2.8 million, or 0.2% of the Company's total loans and 0.9% of consumer loans. These loans include unsecured personal loans, collateral loans and education loans. Unsecured personal loans generally have a fixed-rate, a maximum borrowing limitation of $5,000 and a maximum term of three years. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities.

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

Commercial Business Loans. During the fourth quarter of 2000, the Company began to originate commercial business loans to small and medium size businesses located in its primary market area. At December 31, 2000, approximately $132,000 of the Bank's gross loan portfolio consisted of commercial business loans. At that date, the Bank had outstanding unadvanced commitments on commercial lines of credit of approximately $143,000. Commercial business loans are generally secured by business assets other than real estate, such as business equipment, inventory and accounts receivable, and commercial business loans generally involve higher credit risks than loans secured by real estate. Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. The Community Lending Department will originate business Lines of Credit and Term Loans. Lines of Credit are for short-term business needs of up to fifteen months and are renewable annually while Term Loans are for business needs of a longer term and will have a maturity of up to seven years. Rates for business loans will be established based on the strength of the financial information submitted to the Bank and will be variable tied to prime, or fixed rate based on customer needs. Credit and underwriting criteria has been established to insure the highest credit quality.

Such loans diversify the Bank's portfolio and reduce the Bank's interest rate risk by originating loans that adjust with changes in the prime rate. These loans typically will generate fee income and often have compensating deposit balances.

Loans to One Borrower. The maximum amount that the Company may lend to one borrower is limited by regulation. At December 31, 2000, the Company's regulatory limit on loans to one borrower was $54.3 million, which equaled 15% of the Bank's Tier 1 capital. At that date, the Company's largest amount of loans to one borrower, including the borrower's related interests, was a line of credit totaling $2.0 million of which approximately $995,000 was outstanding. This loan was performing according to the original terms at December 31, 2000.

Maturity of Residential Construction and Commercial Real Estate Loan Portfolio. At December 31, 2000, the advanced portion of residential construction loans due in one year or less totaled $9.8 million. The remainder of the portfolio which totaled $2.2 million was due in two years. All residential construction loans have adjustable interest rates. At December 31, 2000, commercial real estate loans due in one year or less were $68,000, there were no amounts due in one through five years and amounts due after five years were $314,000. All commercial real estate loans have fixed interest rates. The maturity amounts are based on the loans' contractual terms to maturity or scheduled amortization and do not include potential prepayments, undisbursed loan proceeds, net deferred loan origination costs and allowances for loan losses. At December 31, 2000, commercial business loans of $132,000 were due in one through five years and the rates charged were variable.

Loan Approval Procedures and Authority. The Company follows written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management.

The Company's policies and loan approval limits are established by the Chief Executive Officer and the Chief Lending Officer and are approved by the Board of Directors.

Any two members of the Mortgage Loan Committee, which currently consists of the Chief Executive Officer, the Chief Lending Officer, two members of senior management and officers of the Bank, may approve a mortgage loan up to $300,000. Larger loans must be approved by two members of the Mortgage Loan Committee, one of whom must be the Senior Vice President of Mortgage Loans for loans up to $500,000, Chief Lending Officer for loans up to $900,000 and the Chief Executive Officer for loans up to $1.0 million. All loans over $1.0 million require the prior approval of the Board of Directors.

Four individuals have been delegated significant approval authority with respect to consumer loans. The Chief Executive Officer may approve any consumer loan up to $1.0 million. The Chief Lending Officer may individually approve any consumer loan up to $250,000. The additional approval of any member of the Consumer Loan Committee, which currently consists of the Chief Executive Officer, the Chief Lending Officer and four other members of the Company's senior management and officers, is required on loans between $250,000 and $700,000. A senior vice president in the lending department also has authority to individually approve consumer loans up to $250,000; however, loans between $250,000 and $700,000 require the additional signature of the Chief Executive Officer or the Chief Lending Officer. Lastly, an officer of the Company has authority to approve automobile loans up to $35,000 and home equity loans up to $100,000. Loans greater than those limits require the approval of another member of the Consumer Loan Committee and home equity loans between $250,000 and $700,000 require the additional signature of either the Chief Executive Officer or the Chief Lending Officer. All consumer loans greater than $1.0 million require the prior approval of the Board of Directors.

Additionally, various Bank personnel have been delegated various levels of authority to approve new and used automobile loans and unsecured loans. These individuals' authority ranges from $15,000 to $25,000 for automobile loans and between $1,500 and $5,000 for unsecured loans.

Any two members of the Commercial Business Loan Committee which consists of the Chief Executive Officer, Chief Lending Officer, Executive Vice President of Retail Banking and four members of senior management and officers of the Bank, may approve a commercial loan up to $75,000. Larger loans must be approved by two members of the Commercial Business Loan Committee, one of whom must be the Vice President of Community Lending for loans up to $150,000, the Chief Lending Officer or the Executive Vice President of Retail Banking for loans up to $250,000 and the Chief Executive Officer for loans up to $1.0 million. All loans over $1.0 million require the prior approval of the Board of Directors.

Loan Originations, Purchases and Sales. The Company's lending activities are conducted by its salaried and commissioned loan personnel and through the use of 13 loan correspondents who solicit and originate adjustable-rate mortgage loans on behalf of the Company. These loan correspondents accounted for approximately 69.7% of the adjustable-rate mortgage loans originated by the Company in 2000. Loan correspondents are compensated by a commission that is based upon the origination fee charged to the borrower less payment of a portion of the origination fee to the Company, which currently is 50 basis points of the loan amount. All loans originated by loan correspondents are underwritten to conform to the Company's loan underwriting policies and procedures. Additionally, the Company uses a third party to solicit and originate automobile loans on behalf of the Company. This arrangement accounted for approximately 22.1% of the automobile loans originated in 2000. All of the loans originated by the third party are underwritten by the Company according to its underwriting policies and procedures. The Company is not an active purchaser of loans. At December 31, 2000, the Company serviced $146.1 million of loans for others.

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

================================================================================================================
Loans Originated, Sold and Repaid
================================================================================================================
                                                                   For the Year Ended December 31,
                                                   -------------------------------------------------------------
                                                      2000                      1999                     1998
                                                   -----------               -----------               ---------
                                                                       (Dollars in thousands)
Loans at beginning of year                         $1,034,532                $  913,346                $843,032
Originations:
         Real estate:
         One to four-family                           159,460                   214,994                 182,982
         Residential constructions                     21,477                    41,922                  27,536
                                                   ----------                ----------                --------
                 Total real estate loans              180,937                   256,916                 210,518
                                                   ----------                ----------                --------
Consumer:
         Home equity loans and lines of credit        121,060                   165,214                 136,761
         All other                                     47,565                    38,427                  46,831
                                                   ----------                ----------                --------
                 Total consumer loans                 168,625                   203,641                 183,592
                                                   ----------                ----------                --------
Commercial:
         Lines of credit                                  275                         -                       -
                                                   ----------                ----------                --------
                 Total loans originated               349,837                   460,557                 394,110
                                                   ----------                ----------                --------
Deduct:
         Principal loan repayments,
              prepayments and other net               224,915                   325,858                 306,392
         Loan sales                                       768                    11,191                  13,475
         Net loan charge-offs                              91                       836                   1,051
         Transfers to REO                                 470                     1,486                   2,878
                                                   ----------                ----------                --------
                 Total deduction                      226,244                   339,371                 323,796
                                                   ----------                ----------                --------
Net loan activity                                     123,593                   121,186                  70,314
                                                   ----------                ----------                --------
Loans at end of year                               $1,158,125                $1,034,532                $913,346
                                                   ==========                ==========                ========
================================================================================================================

Loan Commitments. The Company issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 120 days from approval. At December 31, 2000, the Company had loan commitments and unadvanced loans and lines of credit totaling $243.6 million. See Note 12 of the Notes to Consolidated Financial Statements included in this report.

Loan Fees. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. On loans originated by correspondents, where the borrower pays no points, but pays a higher rate on the loan, the Company will pay a premium to compensate the correspondent for their origination costs.

The Company charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2000, 1999 and 1998, the Company had $3.5 million, $3.8 million and $1.5 million, respectively, of net deferred loan origination costs. The Company amortized approximately $751,000, $502,000 and $228,000 of net deferred loan origination costs during the years ended December 31, 2000, 1999 and 1998, respectively.

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

==========================================================================================================================
Nonperforming Assets
==========================================================================================================================
                                                                         At December 31,
                                         ---------------------------------------------------------------------------------
                                            2000             1999              1998             1997             1996
                                         ------------     ------------     -------------     ------------     ------------
                                                                     (Dollars in thousands)
Non-accruing loans:
One-to four-family real estate          $      2,709     $      2,158     $       3,683     $      6,480     $      6,119
Consumer                                         304              365               303              394              389
                                         -----------      -----------      ------------      -----------      -----------
     Total                                     3,013            2,523             3,986            6,874            6,508
Real estate owned                                211              445               720              739            1,094
                                         -----------      -----------      ------------      -----------      -----------
     Total nonperforming assets         $      3,224     $      2,968     $       4,706     $      7,613     $      7,602
                                         ===========      ===========      ============      ===========      ===========
Total nonperforming loans as a
  percentage of total loans                    0.26%            0.24%             0.44%            0.81%            0.86%

Total nonperforming assets as a
  percentage of total assets                   0.17%            0.16%             0.30%            0.52%            0.55%
==========================================================================================================================

Interest income that would have been recorded for the year ended December 31, 2000, had nonaccruing loans been current according to their original terms amounted to approximately $306,000. Income on nonaccruing loans included in interest income for the year ended December 31, 2000 amounted to approximately $199,000.

Real Estate Owned. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair market value are expensed. At December 31, 2000, the Company had $211,000 of real estate owned, consisting primarily of one- to four-family residences.

Asset Classification. Regulators have adopted various regulations and practices regarding problem assets of savings institutions. These regulations give federal and state examiners the authority to identify problem assets during examinations and, if appropriate, require them to be classified.

There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated "special mention." Because substantially all of the Company's lending activities involve loans secured by residential real estate, the Company only performs an internal analysis of its loan portfolio and assets to classify such loans and assets similar to the manner in which such loans and assets are classified by the federal banking regulators on its commercial portfolio. The Company does, also, regularly analyze the losses inherent in its non-commercial loan portfolio and its non-performing loans in determining the appropriate level of the allowance for loan losses.

Allowance for Loan Losses. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, and economic conditions.

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

=======================================================================================================
Allowance for Loan Losses
=======================================================================================================
                                                     At or For the Years Ended December 31,
                                         --------------------------------------------------------------
                                            2000         1999         1998         1997         1996
                                         ----------    --------    ---------    ---------    ----------
                                                             (Dollars in thousands)
Allowance for loan losses,
    beginning of year                    $    8,820    $  7,626    $   6,277    $   5,588    $    4,484
Charged-off loans:
    One-to four-family real estate              225         900        1,145        1,481         1,117
    Other real estate                             -           -            -           39            37
    Consumer                                     27          42            9           20            16
                                         ----------    --------    ---------    ---------    ----------
       Total charged-off loans                  252         942        1,154        1,540         1,170
                                         ----------    --------    ---------    ---------    ----------
Recoveries on loans previously
    charged off                                 161         106          103           75            24
                                         ----------    --------    ---------    ---------    ----------

Net loans charged-off                            91         836        1,051        1,465         1,146
                                         ----------    --------    ---------    ---------    ----------

Provision for loan losses                     1,895       2,030        2,400        2,154         2,250
Allowance for loan losses,
                                         ----------    --------    ---------    ---------    ----------
   end of year                           $   10,624    $  8,820    $   7,626    $   6,277    $    5,588
                                         ==========    ========    =========    =========    ==========
Ratios:
Net loans charged-off to
   average loans                             0.01%       0.09%        0.12%        0.18%         0.16%
Allowance for loan losses to
   total loans                               0.92%       0.85%        0.83%        0.74%         0.74%
Allowance for loan losses to
   nonperforming loans                     352.58%     349.58%      191.32%       91.32%        85.86%
Net loans charged-off to
   allowance for loan losses                 0.86%       9.48%       13.78%       23.34%        20.51%

Recoveries to charge-offs                    63.9%      11.25%        8.93%        4.87%         2.05%
=======================================================================================================

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


==============================================================================================================================
Allowance for Loan Losses by Loan Category
==============================================================================================================================

                                                                       At December 31,
                               -----------------------------------------------------------------------------------------------
                                                   2000                                             1999
                               ----------------------------------------------   ----------------------------------------------
                                                   % of                                             % of
                                               Allowance in      Percent of                     Allowance in      Percent of
                                               each Category    Loans in Each                   each Category    Loans in Each
                                                  to Total       Category to                       to Total       Category to
                                   Amount        Allowance       Total Loans        Amount        Allowance       Total Loans
                               --------------  -------------    -------------   --------------  -------------    -------------
                                                                    (Dollars in thousands)
 Real estate loans            $         9,006        84.80 %          71.90 %   $        7,749        87.90 %          71.50 %
 Consumer loans                         1,618        15.20 %          28.10 %            1,071        12.10 %          28.50 %
                               --------------  -------------     ------------    -------------   ------------    -------------
       Total Allowance
       for loan losses        $        10,624       100.00 %         100.00 %   $        8,820       100.00 %         100.00 %
                               ==============  =============     ============    =============   ============    =============

                                                                       At December 31,
                               -----------------------------------------------------------------------------------------------
                                                   1998                                             1997
                               ----------------------------------------------   ----------------------------------------------
                                                   % of                                             % of
                                               Allowance in      Percent of                     Allowance in      Percent of
                                               each Category    Loans in Each                   each Category    Loans in Each
                                                  to Total       Category to                       to Total       Category to
                                   Amount        Allowance       Total Loans        Amount        Allowance       Total Loans
                               --------------  -------------    -------------   --------------  -------------    -------------
                                                                    (Dollars in thousands)
 Real estate loans            $         6,874        90.10 %          70.40 %   $        6,101        97.20 %          71.40 %
 Consumer loans                           752         9.90 %          29.60 %              176         2.80 %          28.60 %
                               --------------  -------------     ------------    -------------   ------------    -------------
       Total Allowance
       for loan losses        $         7,626       100.00 %         100.00 %   $        6,277       100.00 %         100.00 %
                               ==============  =============     ============    =============   ============    =============

                                              At December 31,
                               ----------------------------------------------
                                                   1996
                               ----------------------------------------------
                                                   % of
                                               Allowance in      Percent of
                                               each Category    Loans in Each
                                                  to Total       Category to
                                   Amount        Allowance       Total Loans
                               --------------  -------------    -------------
                                           (Dollars in thousands)
 Real estate loans            $         5,450        97.50 %          73.50 %
 Consumer loans                           138         2.50 %          26.50 %
                               --------------  -------------     ------------
       Total Allowance
       for loan losses        $         5,588       100.00 %         100.00 %
                               ==============  =============     ============
==============================================================================================================================

Investment Activities

General. Under Connecticut law, the Bank has authority to purchase a wide range of investment securities. As a result of recent changes in federal banking laws, however, financial institutions such as the Bank may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would not pose a significant risk to the Bank Insurance Fund and the Bank is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by the Bank to invest in certain listed stocks and/or registered stocks subject to certain conditions.

The Investment Subcommittee of the Asset/Liability Committee is responsible for developing and reviewing the Company's investment policy, which is designed to diversify the Company's assets, improve liquidity, and provide interest, dividend and capital gain income while optimizing the Company's tax position. The Investment Subcommittee meets weekly to evaluate potential investments. Investment decisions are made in accordance with the Company's investment policy and are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, market expectations, the Company's liquidity, income and collateral needs and how the investment fits within the Company's interest rate risk management strategy. In the current year, the Company primarily used the proceeds of securities that were sold, prepaid as to principal or matured to fund the purchase of its common stock, fund loan growth and purchase a $60.0 million single premium bank owned life insurance contract
(BOLI), $45.0 million of which was executed in late December 2000, with the remaining balance of $15.0 million in early January 2001. Income earned from the BOLI is not taxable, reducing the Company's federal and state taxable income.

Currently, the Company's investment policy does permit limited investment in derivative products, such as investment grade tranches of collateralized mortgage obligations. At December 31, 2000, the Company was not invested in any hedging programs or other activities involving the use of off-balance sheet derivative financial instruments, but may do so in the future in accordance with policy. Off-balance sheet derivatives may not be used for speculative purposes as expressly prohibited by the Board of Directors.

The Company's investment policy divides investments into two categories, fixed income and equity portfolios. The fixed income portfolio is limited to debt issues, including mortgage-backed securities. The Company generally invests in securities which have an investment grade rating from one or more of the rating agencies (e.g., Moody's and Standard & Poor's). All of the Company's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer. The Company may make limited investments in private issue mortgage-backed securities in the future in an effort to enhance the average return of the mortgage-backed securities portfolio.

The objective of the marketable equity securities portfolio is to produce capital gains through price appreciation and to lower taxable income through deductions permitted for a portion of dividends received. The total market value of the marketable equity securities portfolio, excluding Federal Home Loan Bank stock and auction market preferred stock, is limited by the investment policy to the lesser of 50% of total capital or 100% of Tier 1 capital. At December 31, 2000, the marketable equity securities portfolio totaled $90.1 million or 35.1% of its authorized limit. At December 31, 2000, the gross unrealized gains associated with the marketable equity securities portfolio were $70.6 million. The marketable equity securities portfolio is heavily weighted toward the financial sector. In order to diversify its risk, the Company intends to periodically sell a portion of this portfolio, realize the gains, and reinvest the proceeds of the sales primarily into loans and fixed income securities.

In addition to marketable equity securities, the Company, from time to time, invests in short-term auction market preferred stocks that pay income treated as a dividend for tax purposes, reducing the Company's federal and state taxable income through the allowable deductions for such income. Although the Company had none of these investments at December 31, 2000, the Company's investment policy allows for investments in auction market preferred stock of up to 50% of its Tier 1 capital. In 1997, the Federal Deposit Insurance Corporation approved the request of the Bank to invest up to 50% of Tier 1 capital in auction market preferred stock, which exceeds the regulatory limit of 15% of Tier 1 capital. Also, the Company periodically invests in trust preferred securities that have maturities of up to thirty years and are callable in ten years at a premium. The Company may invest up to 15% of its Tier 1 capital in trust preferred securities in accordance with the limits established by the FDIC.

The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders' equity (accumulated other comprehensive income). Currently all of the Company's debt and equity securities are classified as available for sale as opposed to held to maturity. Securities that are held to maturity are carried at their amortized cost.

All of the Company's debt and mortgage-backed securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called or repaid before maturity in times of low market interest rates, resulting in lower yields on the reinvested proceeds. The marketable equity securities portfolio also carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease. In addition to increases in market rates, deteriorating credit quality can affect the value of the Company's corporate bond portfolio.

At December 31, 2000, all of the Company's investment securities and mortgage-backed securities were classified as "available for sale." The following table presents the amortized cost and fair value of the Company's securities, by type of security, at the dates indicated.

==========================================================================================================================
Securities by Type
==========================================================================================================================
                                                                           At December 31,
                                          --------------------------------------------------------------------------------
                                                   2000                         1999                        1998
                                          -----------------------     ------------------------     -----------------------
                                          Amortized        Fair       Amortized         Fair       Amortized        Fair
                                             Cost         Value          Cost          Value          Cost         Value
                                          ---------     ---------     ---------      ---------     ---------     ---------
                                                                       (Dollars in thousands)
Investment securities:
 U.S. Treasury notes and U.S.
   Government agencies                    $  29,771     $  30,811     $  50,539      $  50,288     $ 105,073     $ 105,834
 Corporate bonds                            187,800       190,232       267,341        264,161       143,702       144,164
 Other notes                                      -             -             -              -        49,189        49,207
 Municipal bonds                             38,002        40,037        22,738         22,260         1,000         1,037
 Marketable equity securities                20,104        90,131        13,145         74,123        12,027        77,431
 Auction preferred stock                          -             -        25,000         25,000        40,000        40,000
                                          ---------     ---------     ---------      ---------     ---------     ---------

     Total investment securities            275,677       351,211       378,763        435,832       350,991       417,673
                                          ---------     ---------     ---------      ---------     ---------     ---------

Mortgage-backed securities:
 U.S. Government and agency                 139,377       140,868       224,916        219,861       170,390       172,855
 U.S. Agency issued collateralized
   mortgage obligations                     111,530       114,402       123,365        121,560             -             -
                                          ---------     ---------     ---------      ---------     ---------     ---------

     Total mortgage-backed securities       250,907       255,270       348,281        341,421       170,390       172,855
                                          ---------     ---------     ---------      ---------     ---------     ---------

     Total securities                     $ 526,584     $ 606,481     $ 727,044      $ 777,253     $ 521,381     $ 590,528
                                          =========     =========     =========      =========     =========     =========
==========================================================================================================================

At December 31, 2000, the Company did not own any investment or mortgage-backed securities of a single issuer, other than U.S. government and agency securities, which had an aggregate book value in excess of 10% of the Company's equity at that date.

The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing, of the Company's debt securities at December 31, 2000, all of which are classified as "available for sale".

=================================================================================================================
Debt Securities: Carrying Value, Weighted Average Yields, and Maturities
=================================================================================================================
                                                               At December 31, 2000
                                 --------------------------------------------------------------------------------
                                                              More than One Year to       More than Five Years to
                                    One Year or Less                Five Years                    Ten Years
                                 -----------------------     -----------------------      -----------------------
                                                Weighted                    Weighted                     Weighted
                                   Fair          Average        Fair         Average         Fair         Average
                                  Value           Yield        Value          Yield         Value          Yield
                                 --------       --------     ---------      --------       --------      --------
                                                              (Dollars in thousands)
Investment securities:
U.S. Treasury notes
 and U.S. Government
 agencies                        $  4,988           5.37%    $  20,739          6.80%      $  5,084          6.54%
Corporate bonds and
 notes                             34,233           6.33       152,575          6.78          3,424          9.55

Municipal bonds                         -              -           500          6.53         11,014          6.81

Mortgage-backed
securities:
U.S. Government and
 agency issued
 mortgage-backed
 securities                         3,360           7.10        11,086          6.80            715          7.53
U.S.Agency issued
 collateralized mortgage
 obligations                            -              -             -             -              -             -
                                 --------       --------     ---------      --------       --------      --------

         Total securities        $ 42,581           6.28%    $ 184,900          6.78%      $ 20,237          7.25%
                                 ========       ========     =========      ========       ========      ========

                                               At December 31, 2000
                               ----------------------------------------------------
                                  More than Ten Years                 Total
                               -------------------------    -----------------------
                                                Weighted                   Weighted
                                  Fair           Average       Fair         Average
                                 Value            Yield       Value          Yield
                               ---------        --------    ---------      --------
                                              (Dollars in thousands)
Investment securities:
U.S. Treasury notes
 and U.S. Government
 agencies                      $       -               -%   $  30,811          6.52%
Corporate bonds and
 notes                                 -               -      190,232          6.74

Municipal bonds                   28,523            7.98       40,037          7.63

Mortgage-backed
securities:
U.S. Government and
 agency issued
 mortgage-backed
 securities                      125,707            6.61      140,868          6.64
U.S.Agency issued
 collateralized mortgage
 obligations                     114,402            6.34      114,402          6.34
                               ---------        --------    ---------      --------

         Total securities      $ 268,632            6.64%   $ 516,350          6.68%
                               =========        ========    =========      ========

=================================================================================================================

Deposit Activities and Other Sources of Funds

General. Deposits are the major external source of funds for the Company's lending and investment activities. In addition, the Company generates funds internally from loan principal repayments and prepayments and maturing investment securities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Company supplements its funding needs with borrowings from the Federal Home Loan Bank of Boston and through repurchase agreements with broker-dealers. At December 31, 2000, the Company had borrowings from the Federal Home Loan Bank of Boston totaling $167.9 million. There were $10.0 million in repurchase agreements outstanding at December 31, 2000.

Deposit Accounts. Nearly all of the Company's depositors reside in Connecticut. The Company offers a wide variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of interest-bearing checking, non-interest-bearing checking, regular savings, money market savings, certificates of deposit and commercial business products. The maturities of the Company's certificate of deposit accounts range from one month to five years. In addition, the Company offers retirement accounts, including Traditional IRAs, Roth IRAs, Simple IRAs, Money Purchase and Profit Sharing Plans and Simplified Employee Pension Plan Accounts. Deposit account terms vary with the principal differences being the minimum balance deposit, early withdrawal penalties, limits on the number of transactions and the interest rate. The Company reviews its deposit mix and pricing weekly.

The Company believes it is competitive in the interest rates it offers on its deposit products. The Company determines the rates paid based on a number of factors, including rates paid by competitors, the Company's need for funds and cost of funds, borrowing costs and movements of market interest rates. The Company does not utilize brokers to obtain deposits and at December 31, 2000 had no brokered deposits.

The following table indicates the amount of the Company's jumbo certificates of deposit at December 31, 2000 by time remaining until maturity. Jumbo certificates of deposit have principal balances of $100,000 or more.

==============================================================
Jumbo Certificates of Deposit by Maturity Period
==============================================================
                                                      Weighted
                                                       Average
Maturity Period                       Amount            Rate
----------------------------         --------         --------
                                      (Dollars in thousands)
Three months or less                $  21,682            5.50%
Over 3 through 6 months                18,732            5.88
Over 6 through 12 months               20,695            6.12
Over 12 months                         22,868            6.21
                                     --------         --------
      Total                         $  83,977            5.93%
                                     ========         ========
==============================================================

Borrowings. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to own capital stock in the Federal Home Loan Bank of Boston and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the advance. At December 31, 2000, the Company had the ability to borrow a total of approximately $854.6 million from the Federal Home Loan Bank of Boston. At that date, the Company had outstanding advances of $167.9 million. In addition to the borrowing facility with Federal Home Loan Bank of Boston, the Company has repurchase agreement lines with major broker-dealers. There were $10.0 million in outstanding repurchase agreements at December 31, 2000. The repurchase agreements at December 31, 2000 are callable on various dates during 2003. These borrowings have weighted average remaining terms to the initial call dates and contractual maturity dates of approximately
2.37 years and 6.87 years, respectively.

Trust Services

In 1996, the Bank established American Savings Trust Services as a department within the Bank that provides trust and investment services to individuals, partnerships, corporations and institutions. Consistent with the Company's operating strategy, the Company will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. The Company has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At December 31, 2000, the Trust department managed 100 accounts with aggregate assets of $165.0 million, of which two accounts belonging to one relationship totaled $46.0 million or 27.86% of the Trust department's total assets at December 31, 2000.

Subsidiary Activities

The following are descriptions of the Bank's wholly owned subsidiaries, which are indirectly owned by the Company.

American Investment Services, Inc. American Investment Services, Inc., through an arrangement with a third party registered broker-dealer, offers to the customers of the Bank a complete range of investment products, including mutual funds, debt, equity and government securities and fixed and variable annuities. American Investment Services receives from the broker-dealer a substantial portion of the commissions generated from the sale of the products. American Investment Services is also licensed as an insurance producer by the State of Connecticut. In this capacity, American Investment Services engages directly in certain insurance sales activities, offering a wide variety of insurance products as well as the sale of fixed annuities. For 2000 and 1999, American Investment Services generated net income before taxes of approximately $214,000 and $440,000, respectively. This reduction in net income is a result of the Company's strategy to transition from one-time commissions to recurring investment advisory fees. An increase in expenses was incurred which was directly related to the hiring of a Registered Investment Advisor and establishment of the necessary infrastructure to support this line of business.

ASB Mortgage Servicing Company. ASB Mortgage Servicing Company was established in February 1999 to service and hold loans secured by real property. ASB Mortgage was established to qualify as a "passive investment company" for Connecticut income tax purposes. Income earned by a qualifying passive investment company is exempt from Connecticut income tax. See Item 1 - Description of Business "Connecticut Taxation".

Charitable Foundations

In connection with the Conversion in 1999, the Company established American Savings Charitable Foundation, which will make grants and donations to non-profit and community groups within the communities where the Company operates. The Company believes that this newly formed foundation will enable the Company and the Bank to assist in areas beyond community development and lending within the communities in which they operate and will enhance its current activities under the Community Reinvestment Act. The American Savings Charitable Foundation was funded with 2,138,600 shares of common stock of the Company. There were no contributions made by the Company to the Foundation in 2000.

In 1995, the Bank established a private charitable foundation, American Savings Bank Foundation, Inc. Since its inception, this Foundation provided grants to charitable organizations that focus primarily on children and education scholarships to qualified students in the communities in which the Company operates. American Savings Bank Foundation, Inc. was funded initially by a $500,000 donation from the Bank. In 1999 and 1998, the Bank contributed to American Savings Bank Foundation, Inc. marketable equity securities with a fair value of approximately $212,000 and $3.6 million, respectively. There were no contributions made by the Company to the Foundation in 2000.

On December 31, 2000, the two Foundations merged to form the American Savings Foundation. At December 31, 2000, the American Savings Foundation had assets with a fair value of approximately $55.6 million, including Company common stock of $44.1 million. The Foundation's current Board of Directors consists of retired and current directors and current officers of the Company.

Regulation and Supervision

As a savings bank chartered by the State of Connecticut, the Bank is extensively regulated under state law by the Connecticut Banking Commissioner with respect to many aspects of its banking activities. In addition, as a bank whose deposits are insured by the Federal Deposit Insurance Corporation under the Bank Insurance Fund, the Bank must pay deposit insurance assessments and is examined and supervised by the Federal Deposit Insurance Corporation. These laws and regulations have been established primarily for the protection of depositors, customers and borrowers of the Bank, not its shareholders.

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

Dividend Restrictions. A savings bank may pay cash dividends out of its net profits. For purposes of this restriction, "net profits" means the remainder of all earnings from current operations. Further, the total of all dividends declared by a savings bank in any calendar year may not exceed the sum of the Bank's net profits for the year in question combined with its retained net profits from the preceding two calendar years. Additionally, earnings appropriated to reserves for loan losses and deducted for federal income tax purposes are not available for cash dividends without the payment of taxes at the then current income tax rates on the amount used. Federal law also prevents an institution from paying dividends or making other capital distributions if doing so would cause it to become "undercapitalized." The Federal Deposit Insurance Corporation may limit a savings bank's ability to pay dividends. No dividends may be paid to the Bank's stockholder if such dividends would reduce stockholder's equity below the amount of the liquidation account required by the Connecticut conversion regulations.

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

The Federal Deposit Insurance Corporation has also adopted risk-based capital guidelines to which the Bank is subject. The Federal Deposit Insurance Corporation guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight and commercial loans have a risk weight of 100%.

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

The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

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

Investment Activities

Since the enactment of the Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation regulations thereunder permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. In addition, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The Federal Deposit Insurance Corporation has recently adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These revisions, among other things, streamline the application procedures for healthy banks and impose quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the Federal Deposit Insurance Corporation, must have been divested by December 19, 1996, under a Federal Deposit Insurance Corporation-approved divestiture plan, unless such investments were grandfathered by the Federal Deposit Insurance Corporation. The Bank received grandfathering authority from the Federal Deposit Insurance Corporation in March 1993 to invest in listed stocks and/or registered shares. However, the maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathering authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 2000, the Company had $90.1 million of securities which were held under such grandfathering authority.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that are equal to or less than 2%. As of December 31, 2000, the Bank was a "well capitalized" institution.

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

Insurance of Deposit Accounts

The Federal Deposit Insurance Corporation has adopted a risk-based insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation. Bank Insurance Fund members paid approximately 2.07 basis points towards the Financing Corporation assessment in 2000. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of American Savings.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.8 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for transaction accounts aggregating greater than $42.8 million, the reserve requirement is $1.1 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Community Reinvestment Act

Under the Community Reinvestment Act, as implemented by Federal Deposit Insurance Corporation regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. The Bank's latest Community Reinvestment Act rating, received from the Federal Deposit Insurance Corporation, was "Outstanding."

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2000 of $12.2 million. At December 31, 2000, the Bank had $167.9 million in Federal Home Loan Bank of Boston advances.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000, 1999 and 1998, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $999,000, $762,000 and $578,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Holding Company Regulation

The Parent Company is regulated as a non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Parent Company is required to register with the Office of Thrift Supervision and to adhere to the Office of Thrift Supervision's regulations and reporting requirements. In addition, the Office of Thrift Supervision may examine and supervise the Parent Company and the Office of Thrift Supervision has enforcement authority over the Parent Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the Office of Thrift Supervision at least 30 days before declaring any dividend to the Parent Company.

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

To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2000, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments.

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

Federal Income Taxation

General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and the Bank in the same manner as to other corporations with some exceptions, including particularly the Banks' reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1996.

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

Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $24.6 million of the Bank's accumulated bad debt reserves would not be recaptured into taxable income unless certain events were to occur, such as a "non-dividend distribution" by the bank to the Parent Company.

Connecticut Taxation

The Company is subject to the Connecticut Corporate Business tax. The Company files a combined Connecticut income tax return.

Connecticut income tax is based on the federal taxable income before net operating loss and special deductions with certain modifications made to federal taxable income to arrive at Connecticut taxable income. Connecticut taxable income is multiplied by the state tax rate (8.5% for 1999 and 7.5% for 2000 and thereafter) to arrive at Connecticut income tax.

In May 1998 the State of Connecticut enacted legislation permitting the formation of passive investment company subsidiaries by financial institutions. This legislation exempts qualifying passive investment companies from the Connecticut Corporate Business tax and excludes dividends paid from a passive investment company from the taxable income of the parent financial institution. The Company has established a passive investment company under the statue.

Item 2.       Description of Properties

The Company currently conducts its business through its main office located in New Britain, Connecticut, and 16 other full-service banking offices. The Company believes that its facilities are adequate to meet its present and immediately foreseeable needs.

==========================================================================================================================
       Properties
==========================================================================================================================
                                                                                                      Net Book Value of
                                               Leased          Original Year            Date        Property or Leasehold
                                                 or                Leased             of Lease           Improvements
                 Location                       Owned           or Acquired          Expiration      at December 31, 2000
------------------------------------------  ------------  -----------------------  --------------  -----------------------
Administrative Offices:                                                                                 (In thousands)
-----------------------
102 West Main Street
New Britain, Connecticut 06051                  Owned               1995                 --                    $2,421

238 Bloomfield Avenue
Windsor, Connecticut 06095                     Leased               2000                2001(5)                    28

Banking Offices:
----------------
178 Main Street
New Britain, Connecticut 06053                  Owned               1901                 --                     3,269

655 West Main Street
New Britain, Connecticut 06053                  Owned               1961                 --                       222

1133 Main Street
Newington, Connecticut 06111                    Owned               1965                 --                       569

123 East Main Street
Plainville, Connecticut 06062                   Owned               1966                 --                       143

Route 195
Mansfield, Connecticut 06250                   Leased               1975                2005                       43

25 New London Turnpike
Glastonbury, Connecticut  06033                 Owned               1976                 --                       160

184 Route 81
Killingworth, Connecticut 06419                Leased               1977                2002(1)                    28

143 South Main Street
West Hartford, Connecticut 06107               Leased               1980                2005(1)                    61

587 Hartford Road
New Britain, Connecticut 06053                 Leased               1980                2005(1)                    75

25 Wells Road
Wethersfield, Connecticut 06109                Leased               1986                2006                       68

252 Allen Street
New Britain, Connecticut 06053                 Leased               1988                2003(1)                    57

714 Hopmeadow Street
Simsbury, Connecticut 06070                    Leased               1988                2008(3)                    55

29 South Main Street
Hartford, Connecticut 06107                    Leased               1996                2001(2)                    15

315 West Main Street
Avon, Connecticut 06001                        Leased               1997                2005                      237

1127 Farmington Avenue
Berlin, Connecticut 06037                      Leased               1998                2018(4)                   468

747 Farmington Avenue
New Britain, Connecticut 06053                 Leased               1998                2003(3)                   141

632 Cromwell Avenue
Rocky Hill, Connecticut 06067                  Leased               1998                2003(2)                   297
                                                                                                               ------
        Total                                                                                                  $8,357
                                                                                                               ======

(1)  The Company has an option to renew this lease for an additional five-year period.
(2)  The Company has an option to renew this lease for two additional five-year periods.
(3)  The Company has an option to renew this lease for three additional five-year periods.
(4)  The Company has an option to renew this lease for four additional five-year periods.
(5)  The Company has an option to renew this lease for three additional three-year periods.
==========================================================================================================================

Item 3.     Legal Proceedings

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

Item 4.     Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is quoted on the Nasdaq National Stock Market under the symbol "AMFH." As of December 31, 2000, there were 26,777,545 shares of common stock outstanding.

As of March 09, 2001 the Company had 5,784 shareholders of record.

The Parent Company is subject to the laws of the state of Delaware which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and /or the immediately preceding fiscal year.

The payment of dividends by the Parent Company could be dependent, in a large part, upon the receipt of dividends from the Bank. The Bank is subject to certain restrictions which may limit its ability to pay dividends to the Parent Company. See Note 8 of Notes to the Consolidated Financial Statements in Item 8, "Financial Statements and Supplementary Data" for an explanation of the liquidation account and regulatory capital requirements on the Bank's ability to pay dividends.

The table below provides the reported high and low bid information of the common stock and the dividends paid for each of the quarters of 2000, and for the thirty two-day period in 1999 that the Company was publicly traded.

             ================================================================================
             Common Stock Prices and Dividends
             ================================================================================
                                                     High           Low       Dividends Paid
                                                  ----------    ----------   ----------------
             Fourth quarter 1999                  $    12.938   $   11.188      $      -
             First quarter 2000                        12.688       10.813             -
             Second quarter                            16.688       11.625          0.15
             Third quarter                             19.688       15.750          0.15
             Fourth quarter                            22.125       17.375          0.15
             ================================================================================

Item 6.      Selected Financial Data

Set forth below are selected consolidated financial and other data of the Company. This financial data is derived in part from, and should be read in conjunction with, the Company's audited consolidated financial statements and related notes.

====================================================================================================================
Selected Financial Data
====================================================================================================================
                                                                            At December 31,
                                                   -----------------------------------------------------------------
                                                       2000         1999         1998         1997          1996
                                                   -----------  -----------   -----------   -----------  -----------
                                                                           (Dollars in thousands)
Selected Financial Data:
      Total assets                                 $ 1,873,458  $ 1,886,153   $ 1,590,451   $ 1,475,262  $ 1,385,844
      Loans, net                                     1,151,048    1,029,531       907,254       837,683      747,540
      Securities available for sale
        Mortgage-backed securities                     255,270      341,421       172,855       132,817      103,677
        Investment securities                          351,211      435,832       417,673       432,032      441,401
      Deposits                                       1,126,336    1,100,502     1,130,711     1,089,593    1,064,244
      FHLB advances and other borrowings               177,944      214,444       120,244        80,244       50,244
      Total stockholders' equity                       513,967      531,452       280,984       258,141      230,164
      Real estate owned                                    211          445           720           739        1,094
      Nonperforming loans                                3,013        2,523         3,986         6,874        6,508

Selected Operating Data:
      Total interest and dividend income           $   127,623  $   106,033   $    98,989   $    95,255  $    88,488
      Total interest expense                            59,931       56,444        54,067        52,507       49,051
                                                   -----------  -----------   -----------   -----------  -----------
        Net interest income                             67,692       49,589        44,922        42,748       39,437
      Provision for loan losses                          1,895        2,030         2,400         2,154        2,250
                                                   -----------  -----------   -----------   -----------  -----------
        Net interest income after                       65,797       47,559        42,522        40,594       37,187
          provision for loan losses
      Non-interest income:
        Service charges and fees                         3,977        3,351         3,149         2,346        2,223
        Investment commission and
          advisory fees                                  1,545        1,399         1,052           152          172
        Net gain on sales/contribution
          of securities                                  6,068        2,850         6,696         4,655        3,950
        Other                                              504          363           367           552          321
      Total non-interest expenses                       31,046       50,928        26,705        21,946       19,496
                                                   -----------  -----------   -----------   -----------  -----------
      Income before income taxes                        46,845        4,594        27,081        26,353       24,357
      Income taxes                                      15,719        1,811         9,066         8,093        8,627
                                                   -----------  -----------   -----------   -----------  -----------

        Net income                                 $    31,126  $     2,783   $    18,015   $    18,260  $    15,730
                                                   ===========  ===========   ===========   ===========  ===========

      Net income per common share
        Basic                                      $      1.19        nm            n/a           n/a          n/a
        Diluted                                           1.18        nm            n/a           n/a          n/a
      Cash dividends declared per share                   0.45        -             n/a           n/a          n/a
====================================================================================================================

The decline in net income in 1999 primarily resulted from a $21.4 million common stock contribution to the newly formed American Savings Charitable Foundation at the time of the Conversion.

===========================================================================================================================
Selected Financial Data
===========================================================================================================================
                                                                             At or for the Year Ended December 31,
                                                                    -------------------------------------------------------
                                                                     2000        1999         1998        1997        1996
                                                                    -------     -------      ------      ------      ------
Selected Operating Ratios and Other Data
Performance Ratios:
  Interest rate spread                                                 2.57%       2.36%       2.45%       2.47%       2.43%
  Net interest margin                                                  3.81        3.16        3.20        3.20        3.15
  Net interest income after provision for loan
    losses to non-interest expense                                   211.94       93.38      159.23      184.70      190.28
  Non-interest expense as a percent of
    average assets (excluding Foundation contribution)                 1.65        1.70        1.78        1.55        1.48
  Efficiency ratio (excluding Foundation contribution)*               42.11       54.05       46.62       42.89       41.10
  Return on average assets                                             1.66        0.17        1.20        1.29        1.19
  Return on average equity                                             5.91        0.91        6.76        7.56        7.28
  Ratio of average equity to average assets                           28.03       18.36       17.78       17.01       16.41
  Dividend payout ratio                                               37.82       -           -           -           -
  Book value per share                                              $ 19.19     $ 18.41       -           -           -

Bank Regulatory Capital Ratios
  Leverage capital ratio                                              19.25%      23.00%      16.35%      15.95%      15.33%
  Risk-based capital ratio                                            35.60       38.10       29.19       30.30       29.79

Asset Quality Ratios
  Nonperforming assets as a percent of total assets                    0.17%       0.16%       0.30%       0.52%       0.55%
  Allowance for loan losses as a percent
    of total loans                                                     0.92        0.85        0.83        0.74        0.74
  Allowance for loan losses as a percent of
    nonperforming loans                                              352.58      349.58      191.32       91.32       85.86
---------------------------------------------------------------------------------------------------------------------------
* Efficiency ratio is net interest income plus non-interest income exclusive of securities gains, divided into non-interest expense exclusive of Foundation contributions.
===========================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's results of operations depend primarily on net interest income, which is the difference between interest income earned on the Company's interest-earning assets, primarily loans and securities, and the interest expense on the Company's interest-bearing liabilities, consisting of deposits and borrowings. The Company also generates non-interest income from service charges and other fees earned on fee-based activities such as trust operations, insurance sales, and investment services provided by the Bank's wholly owned subsidiary, American Investment Services, Inc. The Company's non-interest expenses consist of employee compensation and benefits, occupancy expense, furniture and fixture expense, advertising, outside services and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, and government policies and regulations.

Operating Strategy

The Company is the parent company to an independent, community-oriented savings bank that delivers quality customer service and offers a wide range of deposit, loan and investment products to its customers. In recent years, the Company's strategy has been to enhance profitability by increasing sources of non-interest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Company has sought to:

o Provide superior customer service by expanding and upgrading the branch network, maintaining a customer call center, introducing internet banking and broadening its market by offering community based commercial deposit and loan products.

o Increase fee income by broadening non-depository product offerings and services, including expansion of its trust services; changing American Investment Services, Inc. broker/dealer affiliation to enhance future revenue; transitioning from transaction-based brokerage business to fee-based investment advisory business; and providing property, casualty and comprehensive business insurance coverage.

o Increase loan production through an expanded out-of-state correspondent network.

o Control credit risk by focusing on the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit.

o Engage in capital management strategy to repurchase Company stock and pay dividends to enhance shareholder value.

o Continue to invest in technological enhancements to increase productivity and efficiency.

Comparison of Financial Condition at December 31, 2000 and 1999

Total assets decreased $12.7 million, or 0.7%, to $1.87 billion at December 31, 2000 from $1.89 billion at December 31, 1999. The decrease was primarily due to decreases of $84.6 million in investment securities and in mortgage-backed securities of $86.2 million. These decreases were primarily offset by an increase of net loans of $121.5 million or 11.8% to $1.15 billion at December 31, 2000 from $1.03 billion at December 31, 1999, and by the $45 million purchase of a $60 million bank owned life insurance (BOLI) policy. The increase in loans was primarily in one- to four-family mortgages, home improvement loans and equity lines of credit secured by second mortgages due to expansion of the Company's loan markets into Massachusetts, and increased penetration into Fairfield County, Connecticut. Cash surrender value of life insurance or BOLI reflects management's strategy to invest in a single premium contract providing a return in excess of other earning assets with comparable risk due to the favorable tax treatment. The loan originations and BOLI purchase were funded in part with maturities and sales of investment and mortgage-backed securities. Cash and due from banks, which were at a relatively high level at the end of 1999 to provide for possible cash needs for year 2000 concerns, decreased $11.0 million or 38.8% to $17.3 million. The decrease was partially offset by an increase of $9.4 million in federal funds sold. The flat to inverted yield curve during most of 2000, in which short term rates were higher than long term rates, coupled with the cash needs of the stock repurchase program as described below resulted in the decision by management to redeploy the short term assets into federal funds.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $3.2 million at December 31, 2000 compared to $3.0 million at December 31, 1999. The increase was primarily due to a $500,000 increase in nonperforming loans to $3.0 million at December 31, 2000, compared to $2.5 million at December 31, 1999. The modest level in nonperforming loans was primarily attributable to the improved financial condition of borrowers, which management attributes to a strong economy. Real estate owned declined $234,000 to a balance of $211,000 at December 31, 2000 due to a greater amount of dispositions of foreclosed properties than the amount of foreclosed properties transferred to real estate owned.

Deposits increased $25.8 million or 2.3%, from $1.10 billion at December 31, 1999 to $1.13 billion in 2000. The increase in deposits resulted primarily from increases of $26.6 million in savings, NOW, money market and demand deposits, partially offset by a decrease of $863,000 in certificates of deposits and retirement accounts. The net increase in savings, NOW, money market and demand deposits was due primarily to a campaign to take advantage of in-market consolidations and deposit acquisition promotions. The net decrease in certificates of deposit and retirement accounts was due to a decrease in retirement accounts of $12.5 million offset by an $11.6 million increase in certificates of deposit. The decrease in retirement accounts was due in part to defined distributions and to opportunities available through other bank and non-bank alternatives. Certificates of deposit increased through a promotional rate campaign to attract new deposits. The net deferred income tax liability increased $12.4 million to $24.3 million at December 31, 2000 compared to $11.8 million at December 31, 1999. The increase was due principally to the increase in the net deferred tax liability for the unrealized gain on total securities available for sale. Federal Home Loan Bank advances and other borrowings decreased by $36.5 million or 17.0% from $214.4 million at December 31, 1999 to $177.9 million at December 31, 2000. Management was able to reduce borrowings due in part to the growth in deposits and the reduction in the securities portfolio.

During the second quarter of 2000, the Company announced a stock repurchase program. The program authorized the Company to repurchase up to 5% of its issued and outstanding common stock at prevailing market prices in open market purchases. The Company completed this program on November 30, 2000 and announced a second repurchase program of 5% of its issued and outstanding common stock. Due to these programs, the Company purchased 2.1 million shares of its common stock at a cost of $38.7 million during 2000. The Company completed the second repurchase program on February 7, 2001 by purchasing the remaining 721,377 shares at a cost of $14.6 million and announced a third repurchase program of up to 5% of its issued and outstanding common stock. As of March 9, 2001, the Company purchased 997,808 shares under the third repurchase program at a cost of $20.6 million.

Total equity decreased by $17.5 million or 3.3% from $531.5 million at December 31, 1999 to $514.0 million at December 31, 2000. The decrease was due to the above mentioned stock repurchase programs, as well as the purchase of an additional 1.1 million shares at a cost of $18.0 million used to fund restricted stock awards which were granted in June 2000 under the Company's stock-based incentive program, and the payment of $11.7 million in dividends. This decrease was partially offset by net income after tax of $31.1 million and an increase of $17.9 million in accumulated other comprehensive income resulting from an increase in the after-tax net unrealized gain on total securities. In addition, the Bank has an Employee Stock Ownership Plan. This plan purchased 2.3 million shares of the Company's common stock at the time it converted to a stock based company, which is held in a trust account until the shares are allocated to the participants. The shares held in the trust account were initially reflected as a $25.7 million reduction to equity. As shares are allocated to participants over the remaining 18 years of the original 20-year plan, this reduction to equity will decline. The decline in the reduction to equity for the year 2000 was $1.3 million due to the current year release of 118,526 shares to participants in the plan.

Comparison of Operating Results for the Years Ended December 31, 2000 and 1999

Net Income. Net income increased by $28.3 million to $31.1 million for 2000, compared to $2.8 million for 1999. The increase in 2000 was attributable to an increase in net interest income of $18.1 million, an increase in non-interest income of $4.1 million and a decrease in non-interest expense of $19.9 million partially offset by an increase in income taxes of $13.9 million.

Net Interest Income. Net interest income increased $18.1 million or 36.5% to $67.7 million in 2000 compared to $49.6 million in 1999. Total interest and dividend income increased $21.6 million to $127.6 million in 2000, as compared to $106.0 million in 1999. The increase in interest income was primarily due to a $204.0 million increase in the average daily interest earning assets to $1.78 billion in 2000 from $1.57 billion in 1999 and an increase of 44 basis points in the weighted average yield on earning assets in 2000. The increase in the average daily balances was due to the reinvestment of additional capital from the conversion to a public company, less the capital used to fund purchases of treasury stock and stock to fund the granting of stock awards. The increase in yields on interest earning assets was due: (1) in part to management's investment strategy of moving to higher yielding investments at the end of 1999, primarily by purchasing a combination of corporate bonds and mortgage-backed securities with a modest extension in duration in the portfolio and selling lower yielding investments and mortgage-backed securities and (2) to an increase in overall rates within the economy. Interest income on loans increased $11.4 million, or 16.3%, to $81.1 million in 2000 compared to $69.7 million in 1999. This increase was due to a $120.9 million increase in the average daily balance of loans outstanding, and a 24 basis point increase in the average yield. Interest income on investments and mortgage-backed securities increased $10.8 million, or 31.0%, over 1999 to $45.6 million. The increase was due to an increase of $96.8 million in the average balance and a 73 basis point increase in the weighted average yield. The increase in interest income on loans, investments and mortgage-backed securities was partially offset by a decrease in income of $565,000 on federal funds sold to $987,000 compared to $1.6 million in 1999.

Total interest expense for 2000 amounted to $59.9 million, an increase of $3.5 million, or 6.2%, compared to $56.4 million in 1999. Interest on certificates of deposits and retirement accounts increased by $2.2 million primarily due to an increase of 39 basis points on the weighted average rate paid on these deposits, partially offset by a decrease in the average daily balance $15.9 million. The decrease in average daily balance was primarily in retirement accounts whose average daily balance decreased by $12.1 million. Interest on deposits, other than certificates of deposit and retirement accounts, increased $109,000, primarily due to increases in the average daily balances in 2000 as compared to 1999 offset by a slight decrease in the weighted average rate paid on these deposits. Interest expense on FHLB advances and other borrowings increased $1.2 million or 11.0% to $11.9 million in 2000 compared to $10.7 million in 1999 primarily due to a $17.0 million increase in the average daily borrowings in 2000 and an 8 basis point increase in the weighted average rate paid.

Provision for Loan Losses. The provision for loan losses was $1.9 million for 2000, a $135,000 decrease from $2.0 million in 1999. This decrease reflects management's assessment of the losses inherent in the loan portfolio, as well as current economic conditions. At December 31, 2000, the allowance for loan losses was $10.6 million which represented 352.6% of nonperforming loans and 0.92% of total loans. This compared to the allowance for loan losses of $8.8 million at December 31, 1999 representing 349.6% of nonperforming loans and 0.85% of total loans. See Item 1 - "Description of Business - Lending Activities - Allowance for Loan Losses" for a discussion of the Company's loan loss allowance.

Non-interest Income. Non-interest income increased $4.1 million or 51.9% to $12.1 million for 2000 compared to $8.0 million for 1999. The primary reason for the increase was a $3.4 million increase on net gains on the sale of securities to $6.1 million in 2000 compared to $2.6 million in 1999. The sale of securities was to provide a portion of funds required for the acquisition of treasury stock and stock in connection with granting of restricted stock, the purchase of BOLI and to fund loan originations. The net gain on sale of equity securities and equity mutual funds was $10.1 million in 2000 as compared to $5.7 million in 1999. The increase was offset by net losses of $4.0 million on sale of mortgage-backed securities and corporate and U. S. Agency bonds. Service charges and fees increased $626,000 or 18.7% to $4.0 million in 2000 compared to $3.4 million in 1999. The increase was primarily due to increased customer activity for NOW account services, increased fees resulting from debit card usage, increased trust fees and increased sale of insurance protection plans covering certain consumer loans. Investment commissions and advisory fees from the Bank's financial services subsidiary, American Investment Services, Inc (AIS) increased by $146,000 or 10.4%, to $1.5 million for 2000 compared to $1.4 million in 1999. During 2000 AIS began a transition to investment advisory services which will enable it to grow through recurring investment advisory revenue as opposed to one-time commissions. It is expected that during the transition, net income from this activity will be reduced over the next several quarters, but is expected to generate an ongoing enhanced stream of advisory fee revenue after this period.

Non-interest Expense. Non-interest expense decreased $19.9 million, or 39.0%, to $31.0 million in 2000 compared to $50.9 million in 1999. The decrease in non-interest expense was primarily attributable to a decrease of $21.4 million in charitable contributions. The decrease in charitable contributions is due to the $21.4 million contribution of Company common stock to the then newly formed American Savings Charitable Foundation (Charitable Foundation) on November 30, 1999 upon the conversion from a mutual savings bank to a stock savings bank. There were no contributions made to the American Savings Charitable Foundation in 2000. Excluding this contribution, non-interest expense increased $2.0 million, or 6.9% from $29.0 million for 1999 to $31.0 million for

2000. This increase was due to an increase of $856,000 in salaries and employee benefits, $214,000 in outside services and $644,000 in other expenses. Salaries and employee benefits expense increased to $18.4 million in 2000 from $17.6 million in 1999 due primarily to $2.3 million expenses related to stock awards granted in June 2000, a full year of expense for the Employee Stock Ownership Plan of $1.8 million and, to a lesser extent, general salary increases. The increase in salaries and employee benefits were offset by a decrease in the charges related to the 1999 restructuring of the Company's compensation plans to align them with other publicly traded financial institutions and holding companies. Other expenses increased primarily due to expenses related to being a public company and an increase in insurance premiums paid to the FDIC. Outside services increased primarily due to additional legal and accounting fees related to the additional responsibilities of being a public company.

Income Tax Expense. Income taxes were $15.7 million for the year ended December 31, 2000 compared to $1.8 million for the year ended December 31, 1999. The effective tax rate decreased to 33.6% in 2000, from 39.4% in 1999 primarily because total expenses in 1999 included a relatively high percentage of non-deductible expenses.

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

Provision for Loan Losses. The provision for loan losses amounted to $2.0 million in 1999, a $370,000 decrease from the $2.4 million in 1998. This decrease reflects management's assessment of the losses inherent in the loan portfolio, as well as current economic conditions. In determining the provision for 1999, management also considered the decline in nonperforming loans which totaled $2.5 million and $4.0 million at December 31, 1999 and 1998, respectively. At December 31, 1999, the allowance for loan losses was $8.8 million, representing 350% of nonperforming loans and 0.85% of total loans. This compared to the allowance for loan losses of $7.6 million at December 31, 1998, representing 191% of nonperforming loans and 0.83% of total loans.

Non-interest Income. Non-interest income decreased $3.3 million, or 29.3%, to $8.0 million for the year ended December 31, 1999. This decrease was primarily due to a decrease of $3.8 million in gains on the sales and contributions of investments. In 1998, the Company made a contribution to the American Savings Bank Foundation in the form of appreciated investment securities. This contribution resulted in the Company recognizing a $3.5 million gain, which was not subject to income tax. In 1999, the remainder of the appreciated securities pledged to the Foundation were sold resulting in a gain of $209,000. The Company does not plan to make any further contributions to this foundation due to the establishment of a new foundation, The American Savings Charitable Foundation. The gain on the sale of investment securities decreased $508,000 to $2.6 million in 1999. In 1999, the Company recorded $5.7 million in gains on the sale of equity securities and equity mutual funds, partially offset by a $3.1 million loss on the sale of corporate, mortgage-backed and U.S. Agency notes. Nearly all of the loss resulted from a restructuring of the Company's investment portfolio in December of 1999. Service charges and fees increased $500,000 in 1999 over 1998. This increase was due to the implementation of a new service charge structure, as well as increased transaction accounts and increased fees following the commencement of operations of AIS, the Company's financial services subsidiary in January 1998.

Non-interest Expense. Non-interest expense increased $24.2 million to $50.9 million in 1999 as compared to $26.7 million in 1998, primarily due to a contribution of $21.4 million of Company common stock to the newly formed American Savings Charitable Foundation. The Charitable Foundation, which was established in connection with the Conversion, makes grants and donations to non-profit organizations and community groups within the communities where the Company operates. The Company made the contribution of common stock to continue its long standing commitment to the local communities and with the belief that it will allow the community to share in the growth and success of the Company. Salaries and employee benefits increased $5.3 million to $17.6 million in 1999 compared to $12.3 million in 1998 as a result of charges associated with the restructuring of the Company's compensation plans to align them with other publicly-traded financial institutions and holding companies, and to a lesser extent, due to general salary increases and additional staffing associated with the opening of three new branches. Outside services increased $705,000 to $2.6 million in 1999, compared to $1.9 million in 1998, primarily due to the restructuring of the directors fees and deferred compensation plan.

Income Tax Expense. Income taxes were $1.8 million for the year ended December 31, 1999 compared to $9.1 million for the year ended December 31, 1998. The effective tax rate increased to 39.4% in 1999 from 33.5% in 1998, primarily because of non-deductible expenses in 1999 which were a greater percentage of taxable income than prior years.

Average Balances, Interest and Average Yields/Cost

The following table presents certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amount of interest income on a tax-equivalent basis from average interest-earning assets and interest expense interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from daily balances.

=====================================================================================
Average Balance Sheet and Yield/Rate Analysis
======================================================================================
                                               For the Fiscal Years ended December 31,
                                                               2000
                                               ---------------------------------------
                                                 Average                   Average
                                                 Balance      Interest    Yield/Rate
                                               ---------------------------------------
                                                       (Dollars in thousands)
Interest-earning assets:
   Loans (1)(2)                                $ 1,086,721   $  81,075        7.46 %
   Federal funds sold                               15,348         987        6.43
   Investment securities-taxable (3)               312,463      21,628        6.92
   Investment securities- tax exempt (4)(3)         22,440       1,289        5.74
   Mortgage-backed securities (3)                  324,600      21,625        6.66
   FHLB stock                                       13,183         999        7.58
   Interest-earning deposits                         1,345          63        4.68
                                               ------------  ----------  ----------
         Total interest-earning assets           1,776,100   $ 127,666        7.19 %
Non-interest-earning assets                        103,102
                                               ------------
         Total assets                          $ 1,879,202
                                               ============
Interest-bearing liabilities:
   Deposits

      Money market accounts                    $    62,295   $   1,709        2.74 %
      NOW accounts                                  79,624       1,082        1.36
      Savings and IRA passbook accounts            202,725       4,101        2.02
      Certificates of deposit                      755,668      41,132        5.44
                                               ------------  ----------  ----------
         Total interest-bearing deposits         1,100,312      48,024        4.36
   FHLB advances and other borrowings (5)          196,141      11,907        6.07
                                               ------------  ----------  ----------
         Total interest-bearing liabilities      1,296,453   $  59,931        4.62 %
   Non-interest bearing demand deposits             25,181
   Non-interest-bearing liabilities                 30,839
                                               ------------
         Total liabilities                       1,352,473
Stockholders' equity                               526,729
                                               ------------
         Total liabilities and equity          $ 1,879,202
                                               ============
   Net interest-earning assets                 $   479,647
                                               ============
   Net interest income                                       $  67,735
                                                             ==========
   Interest rate spread                                                       2.57 %
   Net interest margin (net interest income
     as a percentage of interest-earning assets)                              3.81 %
   Ratio of interest-earning assets to
    interest-bearing liabilities                                            137.00 %
-------------------------------------------------------------------------------------

                                                                For the Fiscal Years ended December 31,
                                                                  1999                                    1998
                                                 --------------------------------------  -----------------------------------
                                                   Average                   Average        Average                 Average
                                                   Balance      Interest    Yield/Rate      Balance     Interest  Yield/Rate
                                                 --------------------------------------  -----------------------------------
                                                                         (Dollars in thousands)
Interest-earning assets:
   Loans (1)(2)                                  $   965,808    $  69,694        7.22 %  $    874,373   $ 66,754       7.63 %
   Federal funds sold                                 30,680        1,552        5.06          29,683      1,600       5.39
   Investment securities-taxable (3)                 326,822       19,138        5.86         348,089     20,585       5.91
   Investment securities- tax exempt (4)(3)            2,028          187        9.22               -          -          -
   Mortgage-backed securities (3)                    231,411       14,533        6.28         134,201      9,064       6.75
   FHLB stock                                         11,471          762        6.64           9,169        580       6.33
   Interest-earning deposits                           3,835          232        6.05           6,943        406       5.85
                                                 ------------   ----------  ----------   -------------  ---------  ---------
         Total interest-earning assets             1,572,055    $ 106,098        6.75 %     1,402,458   $ 98,989       7.06 %
Non-interest-earning assets                          100,326                                   97,056
                                                 ------------                            -------------
         Total assets                            $ 1,672,381                             $  1,499,514
                                                 ============                            =============
Interest-bearing liabilities:
   Deposits

      Money market accounts                      $    63,240    $   1,766        2.79 %  $     61,190   $  1,678       2.74 %
      NOW accounts                                    69,846          946        1.35          58,551        785       1.34
      Savings and IRA passbook accounts              201,973        4,071        2.02         187,249      3,961       2.12
      Certificates of deposit                        771,547       38,935        5.05         778,142     42,399       5.45
                                                 ------------   ----------  ----------   -------------  ---------  ---------
         Total interest-bearing deposits           1,106,606       45,718        4.13       1,085,132     48,823       4.50
   FHLB advances and other borrowings (5)            179,134       10,726        5.99          88,330      5,244       5.94
                                                 ------------   ----------  ----------   -------------  ---------  ---------
         Total interest-bearing liabilities      $ 1,285,740    $  56,444        4.39 %  $  1,173,462   $ 54,067       4.61 %
   Non-interest bearing demand deposits               26,768                                   23,678
   Non-interest-bearing liabilities                   52,612                                   35,754
                                                 ------------                            -------------
         Total liabilities                         1,365,120                                1,232,894
Stockholders' equity                                 307,261                                  266,620
                                                 ------------                            -------------
         Total liabilities and equity            $ 1,672,381                             $  1,499,514
                                                 ============                            =============
   Net interest-earning assets                   $   286,315                                $ 228,996
                                                 ============                            =============
   Net interest income                                          $  49,654                               $ 44,922
                                                                ==========                              =========
   Interest rate spread                                                          2.36 %                                2.45 %
   Net interest margin (net interest income
     as a percentage of interest-earning assets)                                 3.16 %                                3.20 %
   Ratio of interest-earning assets to
    interest-bearing liabilities                                               122.27 %                              119.51 %
----------------------------------------------------------------------------------------------------------------------------

(1)  Average balances include nonaccrual loans.
(2) Interest on Loan includes amortization of net deferred cost of $751,000, $502,000 and $288,000 in 2000, 1999 and 1998, respectively.
(3)  Average balances and yields are based on amortized costs.
(4)  Tax-exempt interest is calculated on a tax equivalent basis.
(5)  Includes mortgagors escrow accounts.
================================================================================

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

==================================================================================================================
Rate/Volume Analysis
==================================================================================================================
                                                Year ended December 31, 2000        Year ended December 31, 1999
                                                   compared to year ended              compared to year ended
                                                     December 31, 1999                   December 31, 1998
                                              --------------------------------    --------------------------------
                                               Increase (Decrease)                 Increase (Decrease)
                                                     Due to                              Due to
                                              --------------------                --------------------
                                                Rate       Volume        Net        Rate       Volume        Net
                                              --------    --------    --------    --------    --------    --------
                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans                                      $  2,423    $  8,958    $ 11,381    $ (3,790)   $  6,730    $  2,940
   Federal funds sold                               74        (639)       (565)       (100)         52         (48)
   Investment securities-taxable                 3,361        (871)      2,490        (200)     (1,247)     (1,447)
   Investment securities-tax exempt (1)            (96)      1,198       1,102           -         187         187
   Mortgage-backed securities                      930       6,162       7,092        (676)      6,145       5,469
   FHLB stock                                      115         122         237          30         152         182
   Interest-earning deposits                       (44)       (125)       (169)         12        (186)       (174)
                                              --------    --------    --------    --------    --------    --------
         Total interest-earning assets           6,763      14,805      21,568      (4,724)     11,833       7,109
                                              --------    --------    --------    --------    --------    --------


Interest-bearing liabilities:
   Money market accounts                           (30)        (27)        (57)          -          88          88
   NOW accounts                                      3         133         136           8         153         161
   Savings and IRA
      passbook accounts                             15          15          30         (42)        310         268
   Certificates of deposit                       3,011        (814)      2,197      (3,089)       (356)     (3,445)
   FHLB advances and other
     borrowings                                    150       1,031       1,181        (191)      5,496       5,305
                                              --------    --------    --------    --------    --------    --------
         Total interest-bearing liabilities      3,149         338       3,487      (3,314)      5,691       2,377
                                              --------    --------    --------    --------    --------    --------
Increase (decrease) in net interest
     income                                   $  3,614    $ 14,467    $ 18,081    $ (1,410)   $  6,142    $  4,732
                                              ========    ========    ========    ========    ========    ========

------------------------------------------------------------------------------------------------------------------
(1)- Tax exempt interest is calculated on a tax equivalent basis.
==================================================================================================================

Liquidity and Capital Resources

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. Primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investment and mortgage-backed securities, borrowings from the Federal Home Loan Bank, and repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are (1) the origination of residential one-to four-family mortgage loans and, to a lesser extent, multi-family loans, single-family construction loans, home equity loans and lines of credit and consumer loans and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities and sales of securities, deposit growth and Federal Home Loan Bank advances. At December 31, 2000 and 1999, the Company's loans totaled $1.15 billion, and $1.02 billion, respectively. At December 31, 2000 and 1999, the Company's investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $606.5 million and $777.3 million, respectively. In 2000, the Company experienced a net increase in total deposits of $25.8 million. The Company experienced a net decrease in total deposits of $30.2 million, for the year ended December 31, 1999. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company closely monitors its liquidity position on a daily basis. If the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with broker/dealers.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $243.6 million at December 31, 2000. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2000 totaled $568.0 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Company's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2000, the Bank exceeded all of its regulatory capital requirements with (1) a leverage capital level of $361.7 million, or 19.3% of average assets, which is above the required level of $75.1 million, or 4.0%, and (2) total risk-based capital of $403.7 million, or 35.6% of risk weighted assets, which is above the required level of $90.7 million, or 8.0%. The Bank is considered "well capitalized" under regulatory guidelines. On a consolidated basis at December 31, 2000, the Company had total stockholders' equity of $513.9 million, or 27.4% of total assets.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and generally selling longer term fixed-rate loans as market interest rate conditions dictate; (2) emphasizing shorter term consumer loans; (3) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity of which is monitored in relation to the repricing of its loan portfolio; and (4) using Federal Home Loan Bank advances and repurchase agreement borrowings to better structure maturities of its interest rate sensitive liabilities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Company's market risk also includes equity price risk. The Company's marketable equity securities portfolio had gross unrealized gains of $70.0 million at December 31, 2000 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's stockholders' equity. If equity security prices decline due to unfavorable market conditions or other factors, the Company's stockholders' equity would decrease.

Quantitative Aspects of Market Risk. The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. The table below sets forth, as of December 31, 2000 and December 31, 1999, estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and down.

If interest rates were to instantaneously rise by 200 basis points, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities were 15.9% and 12.5% on December 31, 2000 and December 31, 1999, respectively. If interest rates were to instantaneously fall by 200 basis points, the CPR assumptions on mortgage loans and securities were 29.6% and 25.5% on December 31, 2000 and December 31, 1999, respectively. On both December 31, 2000 and December 31, 1999, the rates paid on non-maturity deposits (savings, money management and NOW accounts) were assumed not to change under either interest rate environment.

       ================================================================================
       Estimated Increase/(Decrease) in Annual Net Interest Income
       ================================================================================
            Increase/             Estimated Changes in Annual Net Interest Income
            (decrease)       ----------------------------------------------------------
            in market          December 31, 2000                   December 31, 1999
          interest rates     ----------------------            ------------------------
         in basis points        $              %                   $               %
           (rate shock)       Change         Change              Change          Change
            ----------       -------         ------              ------          ------
                                               (Dollars in thousands)
               200              178          0.27                  (279)         (0.43)
              (200)          (1,507)        (2.27)               (1,907)         (2.92)
       ================================================================================

Comparing the changes in net interest income on December 31, 2000 and December 31, 1999, the estimated change in net interest income improved by $400,000 from a loss of $1.9 million to a loss of $1.5 million if interest rates were to instantaneously fall by 200 basis points. Correspondingly, if interest rates were to instantaneously rise by 200 basis points, the estimated change in net interest income improved by $457,000 from a loss of $279,000 to $178,000. This represents an improving but modest change in the basic interest rate risk profile of the Company.

Item 8.      Financial Statements and Supplementary Data

For the Company's Consolidated Financial Statements, see index on page 48.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

The information contained under the heading "Proposal 1 - Election of Directors" in American Financial Holdings, Inc.'s Proxy Statement dated March 26, 2001, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.

Item 11.   Executive Compensation

The information contained under the heading "Executive Compensation" in American Financial Holdings, Inc.'s Proxy Statement dated March 26, 2001, with respect to executive compensation, is incorporated herein by reference in response to this item.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Stock Ownership" in American Financial Holdings, Inc.'s Proxy Statement dated March 26, 2001, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

Item 13.   Certain Relationships and Related Transactions

The information contained under the heading "Transactions with Management" in American Financial Holdings, Inc.'s Proxy Statement dated March 26, 2001, with respect certain relationships and related transactions is incorporated herein by reference in response to this item.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1) Financial Statements

      The following consolidated financial statements of the Bank and its subsidiaries are filed as part of this document under Item 8:

      - Independent Auditors' Report

      - Consolidated Balance Sheets at December 31, 2000 and 1999

      - Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

      - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

      - Consolidated Statements of Cash Flows for Years Ended December 31, 2000, 1999 and 1998

      - Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)      Reports on Form 8-K filed during the last quarter of 2000

         None.

(c)      Exhibits Required by Securities and Exchange Commission Regulation S-K

         Exhibit
         Number
         ------

         3.1   Certificate of Incorporation of American Financial Holdings, Inc.
               (1)
         3.2   Bylaws of American Financial Holdings, Inc. (1)
         4.0   Draft Stock Certificate of American Financial Holdings, Inc. (1)
         10.1 Employment Agreement between American Savings Bank and Robert T. Kenney
         10.2 Employment Agreement between American Savings Bank and Charles J. Boulier III
         10.3 Employment Agreement between American Savings Bank and Peter N. Perugini
         10.4 Employment Agreement between American Savings Bank and Sheri C. Pasqualoni
         10.5 Employment Agreement between American Savings Bank and Richard J. Moore
         10.6 Employment Agreement between American Financial Holdings, Inc. and Robert T. Kenney
         10.7 Employment Agreement between American Financial Holdings, Inc. and Charles J. Boulier III
         10.8 Employment Agreement between American Financial Holdings, Inc. and Peter N. Perugini
         10.9 Employment Agreement between American Financial Holdings, Inc. and Sheri C. Pasqualoni
         10.10 Employment Agreement between American Financial Holdings, Inc. and Richard J. Moore
         10.11 Form of American Savings Bank Employee Severance Compensation Plan (1)
         10.12 Form of American Savings Bank Supplemental Executive Retirement Plan (1)
         10.13 Form of American Savings Bank Directors' Retirement Plan (1)
         10.14 Form of Deferred Compensation Plans (1)
         10.15 American Savings Bank 401(k) Plan (1)
         10.16 Form of American Savings Bank Supplemental Retirement Plan for Chief Executive Officer (1)
         10.17 American Financial Holdings, Inc. 2000 Stock-Based Incentive Plan
               (3)
         11.0 Statement Re: Computation of Per Share Earnings Incorporated-Herein By Deference to Footnote 11 of the Consolidated Financial Statements
         21.0 Subsidiaries Information Incorporated-Herein By Reference to Part I - Subsidiaries
         23.1  Consent of KPMG LLP
--------------------------

         (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-84463.
         (2) Incorporated by reference into this document from the Exhibits filed with the 10-K on March 29, 2000 (Commission File No. 0-27399).
         (3) Incorporated by reference into this document from Appendix A to the Proxy Statement filed on April 24, 2000 (Commission File No. 0-27399).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Holdings, Inc.
---------------------------------

    /s/ Robert T. Kenney                                  Date: March 19, 2001
    --------------------
     Robert T. Kenney
     Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    /s/ Robert T. Kenney                                  Date: March 19, 2001
    --------------------
     Robert T. Kenney
     Chairman, President and Chief Executive Officer
     (principal executive officer)

    /s/ Charles J. Boulier III                            Date: March 19, 2001
    --------------------------
     Charles J. Boulier III
     Executive Vice President, Treasurer
     and Chief Financial Officer
     (principal accounting officer)

    /s/ Marie S. Gustin                                   Date: March 19, 2001
    -------------------
     Marie S. Gustin
     Director

    /s/ Fred M. Hollfelder                                Date: March 19, 2001
    ----------------------
     Fred M. Hollfelder
     Director

    /s/ Gregory B. Howey                                  Date: March 19, 2001
    --------------------
     Gregory B. Howey
     Director

    /s/ Mark E. Karp                                      Date: March 19, 2001
    ----------------
     Mark E. Karp
     Director

    /s/ Steven T. Martin                                  Date: March 19, 2001
    --------------------
     Steven T. Martin
     Director

    /s/ Harry N. Mazadoorian                              Date: March 19, 2001
    ------------------------
     Harry N. Mazadoorian
     Director

    /s/ Laurence A. Tanner                                Date: March 19, 2001
    ----------------------
     Laurence A. Tanner
     Director

    /s/ Jeffrey T. Witherwax                              Date: March 19, 2001
    ------------------------
     Jeffrey T. Witherwax
     Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                        AMERICAN FINANCIAL HOLDINGS, INC.

                                      INDEX

                                                                                         Page
     Independent Auditors' Report                                                         49
     Consolidated Balance Sheets as of December 31, 2000 and 1999                         50
     Consolidated Statements of Income for the Years Ended December 31, 2000,
         1999 and 1998                                                                    51
     Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2000, 1999 and 1998                                                 52
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
         1999, and 1998                                                                   53
     Notes to Consolidated Financial Statements                                           54

  [logo] KPMG
             One Financial Plaza                        Telephone 860 522 3200
             Hartford, CT 06103-2608                    Fax 860 297 5555


                          Independent Auditors' Report

The Board of Directors
American Financial Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of American Financial Holdings, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Financial Holdings, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG
Hartford, Connecticut
January 29, 2001

                        AMERICAN FINANCIAL HOLDINGS, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999


Assets                                                                            2000           1999
                                                                             -------------  -------------
                                                                        (In thousands, except per share data)
Cash and due from banks (note 2):
    Non-interest bearing                                                      $    17,293    $    23,294
    Interest bearing                                                                   21          5,014
                                                                             -------------  -------------
                                                                                   17,314         28,308
Federal funds sold                                                                 11,740          2,300
                                                                             -------------  -------------
    Cash and cash equivalents                                                      29,054         30,608
Investment securities available for sale, at fair value (note 3)                  351,211        435,832
Mortgage-backed securities available for sale, at fair value (note 3)             255,270        341,421
Loans receivable, net (note 4)                                                  1,151,048      1,029,531
Accrued interest receivable                                                        13,012         14,465
Federal Home Loan Bank stock (note 7)                                              12,194         16,402
Bank premises and equipment, net (note 5)                                          13,348         13,373
Real estate owned                                                                     211            445
Cash surrender value of life insurance                                             45,022              -
Other assets                                                                        3,088          4,076
                                                                             -------------  -------------
      Total Assets                                                            $ 1,873,458    $ 1,886,153
                                                                             =============  =============

Liabilities and Stockholders' Equity

Deposits (note 6)                                                             $ 1,126,336    $ 1,100,502
Mortgagors' escrow and other deposits                                              19,554         18,751
Federal Home Loan Bank advances and other borrowings (note 7)                     177,944        214,444
Deferred income tax liability (note 10)                                            24,280         11,835
Accrued interest payable on deposits and borrowings                                 1,622          1,556
Other liabilities                                                                   9,755          7,613
                                                                             -------------  -------------
      Total Liabilities                                                         1,359,491      1,354,701
                                                                             -------------  -------------

Commitments and contingencies (notes 5 and 12)

Stockholders' Equity (note 8):
    Preferred stock, $.01 par value; authorized 10,000,000 shares,
      none issued                                                                       -              -
    Common stock, $.01 par value; authorized 120,000,000 shares;
      issued 28,871,100 shares at December 31, 2000 and 28,871,100 shares
      at December 31, 1999                                                            289            289
    Additional paid-in capital                                                    282,676        282,148
    Unallocated common stock held by ESOP (2,133,484 shares at
      December 31, 2000 and 2,252,010 shares at December 31, 1999) (note 9)       (23,703)       (25,020)
    Stock-based compensation (note 9)                                                 (78)          (160)
    Treasury stock, at cost including issues acquired and awarded as
      restricted stock                                                            (56,707)             -
      at cost (3,198,395 shares at December 31, 2000)
    Retained earnings                                                             263,452        244,007
    Accumulated other comprehensive income                                         48,038         30,188
                                                                             -------------  -------------
      Total Stockholders' Equity                                                  513,967        531,452
                                                                             -------------  -------------
      Total Liabilities and Stockholders' Equity                              $ 1,873,458    $ 1,886,153
                                                                             =============  =============


See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.
                        Consolidated Statements of Income
                  Years ended December 31, 2000, 1999 and 1998


                                                               2000       1999       1998
                                                            ---------  ---------   --------
                                                         (In thousands, except per share data)
Interest and dividend income:
   Real estate mortgage loans                              $  55,371  $  48,366  $  46,898
   Consumer loans                                             25,704     21,328     19,856
   Mortgage-backed securities                                 21,625     14,533      9,064
   Federal funds sold                                            987      1,552      1,600
   Investment securities:
     Interest-taxable                                         19,404     17,770     19,434
     Interest-tax exempt                                       1,246        122          -
     Dividends                                                 3,286      2,362      2,137
                                                            ---------  ---------   --------
        Total interest and dividend income                   127,623    106,033     98,989
                                                            ---------  ---------   --------

Interest expense:
   Deposits (note 6)                                          48,024     45,718     48,654
   Federal Home Loan Bank advances                            11,189     10,215      5,244
   Other borrowings                                              718        511        169
                                                            ---------  ---------   --------
     Total interest expense                                   59,931     56,444     54,067
                                                            ---------  ---------   --------

     Net interest income before provision for loan losses     67,692     49,589     44,922
   Provision for loan losses (note 4)                          1,895      2,030      2,400
                                                            ---------  ---------   --------
     Net interest income after provision for loan losses      65,797     47,559     42,522
                                                            ---------  ---------   --------

Non-interest income:
   Service charges and fees                                    3,977      3,351      3,149
   Investment commissions and advisory fees                    1,545      1,399      1,052
   Net gain on sale of securities (note 3)                     6,068      2,641      3,149
   Gain on contribution of investment securities (note 3)          -        209      3,547
   Other                                                         504        363        367
                                                            ---------  ---------   --------
     Total non-interest income                                12,094      7,963     11,264
                                                            ---------  ---------   --------

Non-interest expense:
   Salaries and employee benefits (note 9)                    18,441     17,585     12,281
   Occupancy expense                                           2,380      2,475      2,047
   Furniture and fixture expense                               1,706      1,814      1,460
   Charitable contributions (note 14)                             46     21,458      3,964
   Advertising                                                 1,371      1,352      1,450
   Outside services                                            2,816      2,602      1,897
   Other                                                       4,286      3,642      3,606
                                                            ---------  ---------   --------
     Total non-interest expense                               31,046     50,928     26,705
                                                            ---------  ---------   --------

   Income before income taxes                                 46,845      4,594     27,081

   Income taxes (note 10)                                     15,719      1,811      9,066
                                                            ---------  ---------   --------

     Net income                                            $  31,126  $   2,783  $  18,015
                                                            =========  =========  =========

Net income per common share (note 11)
   Basic                                                   $    1.19          -          -
   Diluted                                                      1.18          -          -

See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 1999 and 1998


                                                                          Unallocated
                                                             Additional      Common
                                                 Common        Paid-in     Stock Held     Stock-Based     Treasury       Retained
                                                  Stock        Capital       by ESOP     Compensation      Stock         Earnings
                                                ---------     ---------     ---------      ---------      ---------      ---------
                                                                                (In thousands)
Balance, December 31, 1997                     $      --     $      --     $      --      $      --      $      --      $ 223,209

Comprehensive income:
  Net income                                          --            --            --             --             --         18,015
  Other comprehensive income, net of tax:
     Net unrealized gain on available
     for sale securities net of
     reclassification adjustment (note 13)            --            --            --             --             --             --


  Total comprehensive income
                                                ---------     ---------     ---------      ---------      ---------      ---------

Balance, December 31, 1998                            --            --            --             --             --        241,224
                                                ---------     ---------     ---------      ---------      ---------      ---------

Issuance of common stock pursuant to initial
  stock offering (note 1)                            268       260,718            --             --             --             --
Issuance of common stock  to Charitable
  Foundation (note 14)                                21        21,365            --             --             --             --
Unallocated ESOP shares (note 9)                      --            --       (25,661)            --             --             --
Allocation of ESOP shares (note 9)                    --            65           641             --             --             --
Shares acquired for stock-based compensation
  plans (note 9)                                      --            --            --         (1,755)            --             --
Stock-based deferred compensation obligation
  (note 9)                                            --            --            --          1,595             --             --
Comprehensive income (loss):
  Net income                                          --            --            --             --             --          2,783
  Other comprehensive income (loss),
  net of tax:
     Net unrealized loss on available for
     sale securities net of reclassification
     adjustment (note 13)                             --            --            --             --             --             --


  Total comprehensive income (loss)
                                                ---------     ---------     ---------      ---------      ---------      ---------

Balance, December 31, 1999                           289       282,148       (25,020)          (160)            --        244,007
                                                ---------     ---------     ---------      ---------      ---------      ---------
Treasury shares acquired (note 8)                     --            --            --             --        (38,675)            --
Treasury shares acquired under stock
  repurchase programs and awarded as
  restricted stock (note 9)                           --            --            --             --        (18,032)            --
Dividends declared ($0.45 per share)                  --            --            --             --             --        (11,681)
Allocation of ESOP shares (note 9)                    --           528         1,317             --             --
Stock-based deferred compensation obligation
  (note 9)                                            --            --            --             82             --             --
Comprehensive income:
  Net income                                          --            --            --             --             --         31,126
  Other comprehensive income, net of tax:
     Net unrealized gain on available for
     sale securities net of reclassification
     adjustment (note 13)                             --            --            --             --             --             --


  Total comprehensive income
                                                ---------     ---------     ---------      ---------      ---------      ---------

Balance, December 31, 2000                     $     289     $ 282,676     $ (23,703)     $     (78)     $ (56,707)     $ 263,452
                                                =========     =========     =========      =========      =========      =========



                                               Accumulated
                                                  Other           Total
                                              Comprehensive   Stockholders'
                                                 Income          Equity
                                                ---------        ---------
                                                     (In thousands)
Balance, December 31, 1997                     $  34,932        $ 258,141
Comprehensive income:
  Net income                                          --           18,015
  Other comprehensive income, net of tax:
     Net unrealized gain on available
     for sale securities net of
     reclassification adjustment (note 13)         4,828            4,828
                                                                 ---------

  Total comprehensive income                                       22,843
                                                ---------        ---------

Balance, December 31, 1998                        39,760          280,984
                                                ---------        ---------

Issuance of common stock pursuant to initial
  stock offering (note 1)                             --          260,986
Issuance of common stock  to Charitable
  Foundation (note 14)                                --           21,386
Unallocated ESOP shares (note 9)                      --          (25,661)
Allocation of ESOP shares (note 9)                    --              706
Shares acquired for stock-based compensation
  plans (note 9)                                      --           (1,755)
Stock-based deferred compensation obligation
  (note 9)                                            --            1,595
Comprehensive income (loss):
  Net income                                          --            2,783
  Other comprehensive income (loss),
  net of tax:
     Net unrealized loss on available for
     sale securities net of reclassification
     adjustment (note 13)                         (9,572)          (9,572)
                                                                 ---------

  Total comprehensive income (loss)                                (6,789)
                                                ---------        ---------

Balance, December 31, 1999                        30,188          531,452
                                                ---------        ---------
Treasury shares acquired (note 8)                     --          (38,675)
Treasury shares acquired under stock
  repurchase programs and awarded as
  restricted stock (note 9)                           --          (18,032)
Dividends declared ($0.45 per share)                  --          (11,681)
Allocation of ESOP shares (note 9)                    --            1,845
Stock-based deferred compensation obligation
  (note 9)                                            --               82
Comprehensive income:
  Net income                                          --           31,126
  Other comprehensive income, net of tax:
     Net unrealized gain on available for
     sale securities net of reclassification
     adjustment (note 13)                         17,850           17,850
                                                                 ---------

  Total comprehensive income                                       48,976
                                                ---------        ---------

Balance, December 31, 2000                     $  48,038        $ 513,967
                                                =========        =========

See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998


                                                                                   2000          1999         1998
                                                                                 ---------     ---------    ---------
                                                                                            (In thousands)
Operating activities:
   Net income                                                                   $  31,126     $   2,783    $  18,015
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                    1,895         2,030        2,400
       ESOP expense                                                                 1,845           706           --
       Depreciation and amortization of bank premises and equipment                 1,957         2,073        1,481
       Accretion of discounts                                                      (1,370)         (622)      (2,126)
       Decrease (increase) in accrued interest and dividends receivable             1,453        (3,270)         563
       Gain on sale/contribution of investment securities                          (6,040)       (2,850)      (6,696)
       Decrease (increase) deferred income taxes                                      607        (5,630)      (1,924)
       Increase in cash surrender value of life insurance                             (22)           --           --
       Decrease (increase) in other assets                                            988        (1,429)         (12)
       Increase in other liabilities                                                2,208         1,198        3,580
       Decrease (increase) in net deferred loan origination costs                     272        (2,282)        (606)
       Net (gain) loss on sale of loans                                                (5)          (59)          16
       Issuance of common stock to Charitable Foundation                               --        21,365           --
       Net gain on sale of real estate owned                                         (234)         (384)        (550)
                                                                                 ---------     ---------    ---------
         Net cash provided by operating activities                                 34,680        13,629       14,141
                                                                                 ---------     ---------    ---------

Investing activities:
   Investment securities available for sale:
     Purchases                                                                    (92,205)     (357,884)    (323,038)
     Proceeds from sales                                                           83,379        64,695        6,862
     Proceeds from maturities                                                     120,600       270,500      346,388
   Mortgage-backed securities available for sale:
     Purchases                                                                    (14,527)     (276,383)     (81,008)
     Proceeds from sales                                                           76,267        46,231           --
     Principal paydowns                                                            34,356        50,649       42,335
   Redemptions (purchases) of Federal Home Loan Bank stock                          4,208        (7,005)      (1,026)
   Proceeds from sales of loans                                                       773        11,250       13,458
   Net increase in loans (originations less repayments)                          (124,922)     (134,699)     (87,718)
   Net purchases of bank premises and equipment                                    (1,932)       (2,562)      (5,211)
   Proceeds from the sales of real estate owned                                       938         2,145        3,447
   Purchase of life insurance                                                     (45,000)           --           --
                                                                                 ---------     ---------    ---------
       Net cash provided (used) by investing activities                            41,935      (333,063)     (85,511)
                                                                                 ---------     ---------    ---------

Financing activities:
   Net increase (decrease) in deposits                                             25,834       (24,873)      47,356
   Increase (decrease) in mortgagors' escrow and other deposits                       803       (10,297)        (234)
   Advances from the Federal Home Loan Bank                                       228,000        99,500       40,000
   Repayments of advances from the Federal Home Loan Bank                        (274,500)       (5,300)          --
   Borrowings under repurchase agreements                                          36,666        52,451           --
   Repayments of repurchase agreements                                            (26,666)      (52,451)          --
   Net proceeds from common stock offering                                             --       260,986           --
   Proceeds from issuance of common stock to Charitable Foundation                     --            21           --
   Acquisition of common stock by ESOP                                                 --       (25,661)          --
   Release (acquisition) of common stock for stock-based compensation plans            82        (1,755)          --
   Obligation to stock-based deferred compensation plans                               --         1,595           --
   Purchases of treasury stock                                                    (56,707)           --           --
   Cash dividends paid                                                            (11,681)           --           --
                                                                                 ---------     ---------    ---------
       Net cash (used) provided by financing activities                           (78,169)      294,216       87,122
                                                                                 ---------     ---------    ---------
(Decrease) increase in cash and cash equivalents                                   (1,554)      (25,218)      15,752

Cash and cash equivalents at beginning of year                                     30,608        55,826       40,074
                                                                                 ---------     ---------    ---------

Cash and cash equivalents at end of year                                        $  29,054     $  30,608    $  55,826
                                                                                 =========     =========    =========



Supplemental information:
   Cash paid during the year:
     Interest on deposits and borrowings                                        $  59,865     $  55,549    $  53,898
     Income taxes                                                                  13,885         9,670        9,890
   Transfers of loans to real estate owned                                            470         1,486        2,878
   Contribution of investment securities to charitable foundation                      --           212        3,632

See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(1)    Summary of Significant Accounting Policies

       The accounting and reporting policies of American Financial Holdings, Inc. (the "Parent Company") and its subsidiary (referred together as the "Company") conform to generally accepted accounting principles and reporting practices followed by the banking industry. Significant policies are described below.

       (a)    Business and Stock Offering

              The Company is a savings and loan holding company. The Parent Company's subsidiary, American Savings Bank (the "Bank"), provides a wide range of banking, financing, fiduciary and other financial services to individuals and businesses located primarily in Connecticut. The Company is subject to the regulation of certain state and federal agencies and undergoes periodic examination by those regulatory authorities.

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

       (b)    Basis of Financial Statement Presentation

              The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation.

                                       54                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term relate to the determination of the allowance for loan losses and the valuation allowance for the deferred tax assets, which are discussed below.

       (c)    Investment and Mortgage-Backed Securities

              The Company classifies its debt securities in one of three categories: trading, available for sale, or held to maturity. Marketable equity securities are classified as either trading or available for sale securities. Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2000 and 1999, all of the Company's debt and equity securities were classified as available for sale.

              Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Trading and available for sale securities are recorded at fair value. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity, until realized.

              Premiums and discounts on debt securities are amortized or accreted into interest income over the term of the securities in a manner that approximates the level yield method. A decline in market value of a security below amortized cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Gains and losses on sales of securities are recognized at the time of sale on a specific identification basis.

       (d)    Loans Receivable, Net

              Loans are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for loan losses. A significant portion of the Company's mortgage loan receivables and commitments are secured by residential real estate located in the Greater Hartford area and surrounding communities in Connecticut. Accordingly, a substantial portion of the Company's loan portfolio is susceptible to changes in economic and market conditions in Connecticut. The Company's policy for collateral requires that the amount of the loan generally may not exceed 80% of the appraised value of the property at the time that the loan is granted. In cases where the loan exceeds this percentage, the Company's policy is to require private mortgage insurance of between 20% to 30% of the appraised value based on the actual loan to value ratio.

                                       55                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Interest on loans is not accrued when, in the judgment of management, the collectability of the principal or interest becomes doubtful. The Company's policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more. If ultimately collected, such interest is credited to income when received. Loans are removed from nonaccrual status when they become 90 days past due and when concern no longer exists as to the collectibility of principal and interest.

              Certain direct loan origination fees and costs, and premiums and discounts on loans purchased, are deferred and recognized in interest income over the life of the related loan as an adjustment of yield.

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

              Impaired loans are those for which it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company considers loans impaired if payments are greater than 90 days past due and the value of the collateral securing the loan is less than the principal amount outstanding. The Company follows the same policy for recognition of income on impaired loans as it does for all other loans.

       (e)    Mortgage Servicing Rights

              When the Company sells mortgage loans with servicing rights retained, it allocates the total cost of the loans to the mortgage servicing rights and to the loans (without the servicing rights) based on their relative fair values. Capitalized mortgage servicing rights are amortized as a reduction of

                                       56                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated and, if impairment is identified, the amount is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights.

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

       (h)    Bank Premises and Equipment

              Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method using the estimated lives of the assets. Estimated lives are 15 to 40 years for buildings and improvements and 3 to 20 years for furniture, fixtures and equipment. Amortization of leasehold improvements is calculated on a straight-line basis over the terms of the related leases, including renewal periods, or the life of the asset, whichever is shorter. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renovations are capitalized.

       (i)    Income Taxes

              The Company files consolidated federal and state tax returns. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets are also recognized for available tax carryforwards, such as for charitable contributions. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when temporary differences and carryforwards are realized or settled.

              The deferred tax asset is subject to reduction by a valuation allowance in certain circumstances. This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not

                                       57                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998




              be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management's judgment about the realization of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

              Income tax expense includes the amount of taxes payable for the current year, and the deferred tax benefit or expense for the period. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

       (j)    Pension and Other Post-Retirement Benefit Plans

              The Bank has a noncontributory pension plan covering substantially all employees. Pension costs are accrued in accordance with generally accepted accounting principles and are funded in accordance with requirements of the Employee Retirement Income Security Act. The Bank also accrues costs related to post-retirement health care and life insurance benefits.

       (k)    Employee Stock Ownership Plan

              Compensation expense is recognized for the Employee Stock Ownership Plan ("ESOP") equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of stockholders' equity.

       (l)    Fair Values of Financial Instruments

              Fair values of financial instruments are disclosed in accordance with SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," which requires entities to disclose the fair value of financial instruments, including both assets and liabilities recognized on the balance sheet as well as off-balance sheet instruments, for which it is practicable to estimate fair value.

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

              Fair value estimates are based on existing on-and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other assets that are not considered financial

                                       58                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              instruments and are excluded from fair value disclosures include real estate owned and premises and equipment.

       (m)    Cash Equivalents

              For purposes of the consolidated statements of cash flows, the Company defines cash equivalents to include federal funds sold.

       (n)    Trust Assets

              Approximately $165.0 million and $136.9 million of assets were held by the Company at December 31, 2000 and 1999, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements, since the Company does not own them.

       (o)    Comprehensive Income

              The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income and its components for 2000, 1999 and 1998 in the consolidated statements of stockholders' equity.

        (p)   Segment Information

              SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision-maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items and total assets. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of the community-banking operation, which constitutes the Company's only operating segment for financial reporting purposes under SFAS No. 131.

       (q)    Earnings Per Share

              Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that


                                       59                         (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP and unvested restricted stock are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

       (r)    Stock-Based Compensation

              Compensation expense is recognized for the Company's ESOP equal to the fair value of shares that have been allocated or committed to be released for allocation to participants. Any difference between the fair value of the shares at that time and the ESOP's original acquisition cost is charged or credited to stockholders' equity (additional paid-in capital). The cost of ESOP shares that have not yet been allocated or committed to be released is deducted from stockholders' equity.

              The Company accounts for its option under the Stock-Based Incentive Plan in accordance with Accounting Principles Board ("APB") Option No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense is recognized only if the exercise price of an option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages entities to recognize the fair value of all stock-based awards (measured on the grant date) as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide these pro forma disclosures.

              The restricted stock awards under the Stock-Based Incentive Plan is also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured at the grant date, is recognized as a deduction from stockholders' equity and amortized to compensation expense as the shares vest.

       (s)    Cash Surrender Value of Life Insurance

              The investment in life insurance represents the cash surrender value of life insurance policies purchased by the Bank with respect to certain officers and employees of the Bank. Increases in the cash surrender value are recorded as other non-interest income.

       (t)    Securities Repurchase Agreements

              In securities repurchase agreements, the Company transfers securities to a counterparty under an agreement to repurchase the identical securities at a fixed price on a future date. These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets other specified criteria. Accordingly, the

                                       60                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              transaction proceeds are recorded as borrowings and the underlying securities continue to be carried in the Company's securities portfolio.

       (u)    Reclassifications

              Certain financial statement amounts as previously reported have been reclassified to conform to the current year presentation.

(2)    Cash and Due from Banks

       The Bank is required to maintain reserves with respect to its transaction accounts and non-personal time deposits. As of December 31, 2000, the Bank maintained cash and liquid assets of approximately $950,000 in satisfaction of these regulatory requirements.

                                       61                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(3)    Investment and Mortgage-Backed Securities

       The Company classified all investment and mortgage-backed securities as available for sale as of December 31, 2000 and 1999. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment and mortgage-backed securities at December 31, 2000 and 1999 are as follows:

                                                                                   December 31, 2000
                                                            ----------------------------------------------------------------
                                                                                 Gross             Gross
                                                              Amortized        Unrealized       Unrealized          Fair
                                                                Cost             Gains            Losses           Value
                                                            --------------    -------------    --------------    -----------
                                                                                    (In thousands)
      Investment securities:
           U.S. Treasury notes                             $      5,029      $        318     $          -      $    5,347
           U.S. Government agencies                              24,742               734              (12)         25,464
           Corporate bonds                                      187,800             2,500              (68)        190,232
           Municipal bonds                                       38,002             2,036               (1)         40,037
           Marketable equity securities                          20,104            70,560             (533)         90,131
                                                            --------------    -------------    --------------    -----------
                Total investment securities                     275,677            76,148             (614)        351,211
                                                            --------------    -------------    --------------    -----------
      Mortgage-backed securities:
           U.S. Government and agency                           139,377             1,581              (90)        140,868
           U.S. Agency issued collateralized
             mortgage obligations                               111,530             2,872                -         114,402
                                                            --------------    -------------    --------------    -----------
                 Total mortgage-backed securities               250,907             4,453              (90)        255,270
                                                            --------------    -------------    --------------    -----------

              Total available for sale                     $    526,584      $     80,601     $       (704)     $  606,481
                                                            ==============    =============    ==============    ===========

       At December 31, 2000, the net unrealized gain on securities available for sale of $79.9 million, net of income taxes of $31.9 million, is shown as accumulated other comprehensive income of $48.0 million in stockholder's equity.

                                       62                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                                                                                  December 31, 1999
                                                            ---------------------------------------------------------------
                                                                                Gross             Gross
                                                             Amortized        unrealized        unrealized         Fair
                                                                cost            gains             losses          value
                                                            -------------    -------------     -------------    -----------
                                                                                    (In thousands)
      Investment securities:
           U.S. Treasury notes                             $      5,037     $        131      $         --     $    5,168
           U.S. Government agencies                              45,502               --              (382)        45,120
           Corporate bonds                                      267,341               --            (3,180)       264,161
           Municipal bonds                                       22,738               --              (478)        22,260
           Marketable equity securities                          13,145           61,291              (313)        74,123
           Auction preferred stocks                              25,000               --                --         25,000
                                                            -------------    -------------     -------------    -----------
                Total investment securities                     378,763           61,422            (4,353)       435,832
                                                            -------------    -------------     -------------    -----------
      Mortgage-backed securities:
           U.S. Government and agency                           224,916              102            (5,157)       219,861
           U.S. Agency issued collateralized
             mortgage obligations                               123,365               --             1,805        121,560
                                                            -------------    -------------     -------------    -----------
                Total mortgage-backed securities                348,281              102            (6,962)       341,421
                                                            -------------    -------------     -------------    -----------

              Total available for sale                     $    727,044     $     61,524      $    (11,315)    $  777,253
                                                            =============    =============     =============    ===========

       At December 31, 1999, the net unrealized gain on securities available for sale of $50.2 million, net of income taxes of $20.0 million, is shown as accumulated other comprehensive income of $30.2 million in stockholders' equity.

                                       63                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The amortized cost and fair value of debt securities at December 31, 2000 by contractual maturity, excluding mortgage-backed securities, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   December 31, 2000
                                                            ---------------------------------
                                                               Amortized            Fair
                                                                 cost              value
                                                            ----------------    -------------
                                                                     (In thousands)
        Due in one year or less                            $       39,229      $      39,221
        Due after one year through five years                     170,731            173,814
        Due after five years through ten years                     18,719             19,522
        Due after ten years                                        26,894             28,523
                                                            ----------------    -------------
                                                                  255,573            261,080

        Mortgage-backed securities                                250,907            255,270
                                                            ----------------    -------------

                                                           $      506,480      $     516,350
                                                            ================    =============

       A security with an amortized cost of $1.9 million and a fair value of $2.0 million at December 31, 2000 was pledged to secure public deposits.

       The following is a summary of realized gains and losses on sales of securities available for sale during the years ended December 31:

                                   2000                                 1999                             1998
                      -------------------------------       -----------------------------      -------------------------
                      Gains       Losses          Net       Gains      Losses         Net      Gains    Losses       Net
                      -----       ------          ---       -----      ------         ---      -----    ------       ---
                                                                   (In thousands)
Available for sale:
Mortgage-backed
 securities             $30      ($2,037)     ($2,007)      $   -     ($1,785)    ($1,785)      $  -      $  -     $   -

Investment
 securities          10,364       (2,289)       8,075       5,694       1,268       4.426      3,149         -     3,149
                     ------       -------       -----       -----       -----       -----      -----      ----     -----

    Total           $10,394      ($4,326)     $ 6,068      $5,694     ($3,053)     $2,641     $3,149      $  -    $3,149
                    =======      ========     =======      ======     ========     ======     ======      ====    ======

       During the year ended December 31, 1999, investment securities with an amortized cost of $3,000 and a fair value of $212,000 were contributed to the American Savings Bank Foundation, resulting in recognition of a gain of $209,000.

                                       64                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       During the year ended December 31, 1998, investment securities with an amortized cost of $85,000 and a fair value of $3.6 million were contributed to the American Savings Bank Foundation, resulting in recognition of a gain of $3.5 million.

(4)    Loans Receivable, Net

       The composition of the Company's loan portfolio was as follows:

                                                                                                December 31,
                                                                                       -------------------------------
                                                                                            2000             1999
                                                                                       ---------------   -------------
                                                                                               (In thousands)
       Real estate mortgage loans:
           One - to four-family                                                       $      818,272    $    719,089
           Residential construction                                                           11,963          19,587
           Other                                                                                 924           1,106
                                                                                       ---------------   -------------
                    Total real estate mortgage loans                                         831,159         739,782
                                                                                       ---------------   -------------

       Consumer loans:
           Home equity loans and lines of credit                                             307,106         276,049
           Automobile                                                                         17,027          15,539
           Other                                                                               2,833           3,162
                                                                                       ---------------   -------------
                    Total consumer loans                                                     326,966         294,750
                                                                                       ---------------   -------------

                    Total loans                                                            1,158,125       1,034,532

       Premiums on loans purchased, deferred loan fees and costs, net                          3,547           3,819
       Allowance for loan losses                                                             (10,624)         (8,820)
                                                                                       ---------------   -------------

       Loans receivable, net                                                          $    1,151,048      $  1,029,531
                                                                                       ===============   =============

                                       65                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       Loans on nonaccrual status amounted to $3.0 million and $2.5 million as of December 31, 2000 and 1999, respectively. If interest on nonaccrual loans had been recognized in accordance with their original terms, such income would have approximated $306,000, $200,000 and $330,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income recognized on nonaccrual loans for the years ended December 31, 2000, 1999 and 1998 was approximately $199,000, $112,000 and $153,000, respectively.

       The Company's investment in impaired loans was $130,000 and $310,000 at December 31, 2000 and 1999, respectively. The allowance for loan losses on these impaired loans was approximately $45,000 and $158,000 at December 31, 2000 and 1999, respectively. There were no impaired loans without a related allowance for losses. The average balance of impaired loans was $220,000, $805,000 and $1.7 million for the years ended December 31, 2000, 1999 and 1998. The interest income recognized on impaired loans was not significant.

       Changes in the allowance for loan losses are summarized as follows:

                                                                                             Years ended December 31,
                                                                                     -------------------------------------
                                                                                        2000         1999         1998
                                                                                     -----------   ----------   ----------
                                                                                                 (In thousands)
        Balance at beginning of year                                              $     8,820   $     7,626  $    6,277
        Provision for loan losses charged to income                                     1,895         2,030       2,400
        Loans charged-off                                                                (252)         (942)     (1,154)
        Recoveries                                                                        161           106         103
                                                                                     -----------   ----------   ----------

        Balance at end of year                                                    $    10,624   $     8,820  $    7,626
                                                                                     ===========   ==========   ==========

       The Company serviced loans for others totaling approximately $146.1 million, $157.1 million and $166.5 million at December 31, 2000, 1999 and 1998, respectively. Income from servicing loans for others was $431,000, $455,000 and $479,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                       66                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(5)    Bank Premises and Equipment, Net

       Bank premises and equipment consisted of the following:

                                                                                                          December 31,
                                                                                                 --------------------------
                                                                                                     2000          1999
                                                                                                 ------------   -----------
                                                                                                         (In thousands)
            Premises                                                                            $   10,672     $   10,560
            Construction in progress                                                                   276             94
            Furniture, equipment and software                                                        9,575          8,047
            Leasehold improvements                                                                   2,845          2,777
                                                                                                 ------------   -----------
                 Total                                                                              23,368         21,478

            Less accumulated depreciation and amortization
                                                                                                   (10,020)        (8,105)
                                                                                                 ------------   -----------

                 Premises and equipment, net                                                    $   13,348     $   13,373
                                                                                                 ============   ===========

       Total depreciation and amortization expense amounted to $2.0 million, $2.1 million and $1.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

       At December 31, 2000, the Company was obligated under various non-cancelable operating leases for properties used as branch facilities. The leases contain renewal options for periods ranging from 5 to 20 years and escalation clauses as defined which provide for increased rental expense over a base year. Rental expense under leases was $487,000, $557,000 and $396,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                       67                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       Future minimum payments, by year and in the aggregate, under non-cancelable operating leases for branch office premises with initial or remaining terms of one year or more consisted of the following at December 31, 2000 (in thousands):

                        2001                                                   $   516
                        2002                                                       434
                        2003                                                       405
                        2004                                                       381
                        2005                                                       316
                        Thereafter                                               1,090
                                                                                -------

                        Total                                                  $ 3,142
                                                                                =======


(6)    Deposits

       A summary of deposit balances, by type, is as follows:

                                                                             December 31,
                                                                     -------------------------------
                                                                         2000              1999
                                                                     -------------    --------------
                                                                            (In thousands)
       Regular savings                                              $     202,564      $    196,061
       NOW accounts                                                        90,118            73,336
       Money market accounts                                               65,130            64,794
       Demand deposit accounts                                             16,378            13,302
       Time deposits                                                      752,146           753,009
                                                                     -------------      ------------
                 Total                                              $   1,126,336      $  1,100,502
                                                                     =============      ============

                                       68                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       Interest expense on deposits, by account type, is summarized as follows:

                                                                            Years ended December 31,
                                                                  ---------------------------------------------
                                                                      2000            1999            1998
                                                                  -------------    ------------   -------------
                                                                                (In thousands)
       Regular and other savings                                 $      4,116     $      4,086   $      3,800
       NOW accounts                                                     1,082              946            785
       Money market accounts                                            1,709            1,766          1,678
       Time deposits                                                   41,117           38,920         42,390
                                                                  -------------    ------------   -------------

       Total                                                     $     48,024     $     45,718   $     48,653
                                                                  =============    ============   =============

       A summary of time deposits by remaining period to maturity is as follows:

                                                                                            December 31,
                                                                                   --------------------------------
                                                                                       2000              1999
                                                                                   --------------   ---------------
                                                                                           (In thousands)
       1 - 12 months                                                              $    568,012     $    575,391
       13 - 24 months                                                                  143,274          148,947
       25 - 36 months                                                                   24,168           12,082
       37 - 48 months                                                                    1,524           14,125
       48 months and thereafter                                                         15,168            2,464
                                                                                   --------------   ---------------

                 Total                                                            $    752,146     $    753,009
                                                                                   ==============   ===============

       Time deposits of $100,000 or more amounted to $84.0 million at December 31, 2000. Interest paid on time of deposits of $100,000 or more amounted to approximately $4.1 million for the year ended December 31, 2000.

                                       69                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(7)    Borrowings

       Advances payable to the Federal Home Loan Bank of Boston are as follows:

    Maturity              Interest
      Dates                 Rates                  December 31,
-----------------------------------------------------------------------
                                               2000            1999
                                            ------------    -----------
                                                  (In thousands)
2000                    4.96 - 5.79%     $          -    $      86,500
2001                    5.10 - 6.28%            55,000          55,000
2002                    5.14 - 6.70%            59,500          32,000
2003                    6.07 - 6.91%            35,000          25,000
2004                    5.81 - 6.51%            11,000          11,000
2005                    6.54 - 7.27%             7,200           4,700
After 2005                  4.00%                  244             244
                                            ------------    -----------

Total                                    $     167,944   $     214,444
                                            ============    ===========


       At December 31, 2000 and 1999, the Bank was in compliance with FHLB collateral requirements. At December 31, 2000, the Bank had a borrowing capacity of $854.6 million from the FHLB, including a line of credit of approximately $14.8 million. Advances are secured by the Bank's investment in FHLB stock and a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans and securities.

       During the years ended December 31, 2000 and 1999, the Company also borrowed under securities repurchase agreements. Certain information as to the Bank's repurchase agreements is summarized as follows:

                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                                2000          1999          1998
                                                                                ----          ----          ----
                                                                                         (In thousands)
                 Average amount outstanding during the period                $   7,300    $    6,100           -
                 Maximum amount outstanding during the period                   15,300        25,800           -
                 Amount outstanding at end of period                            10,000             -           -
                 Weighted average interest rate during the period                6.92%             -           -
                 Weighted average interest rate at end of period                 6.89%         5.47%           -

       Securities underlying the repurchase agreements held as collateral are U.S. Government agency securities with a fair value of $11.9 million at December 31, 2000. The securities underlying the agreements were under the Company's control. The repurchase agreements at December 31, 2000 are

                                       70                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       callable on various dates during 2003. These borrowings have weighted average remaining terms to the initial call dates and contractual maturity dates of approximately 2.37 years and 6.87 years, respectively.

(8)    Stockholders' Equity

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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital to risk-weighted assets, and of Tier 1 Capital to average assets. Management believes that, as of December 31, 2000 and 1999, the Bank met all capital adequacy requirements to which it was subject.

       As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.

                                       71                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2000 and 1999, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well-capitalized institution:

                                                                                                         To be Well
                                                                                                      Capitalized Under
                                                                              For Capital             Prompt Corrective
                                                     Actual                Adequacy Purposes          Action Provisions
                                            --------------------------  ------------------------  --------------------------
                                              Amount         Ratio         Amount       Ratio        Amount         Ratio
                                            ------------   -----------  -------------  ---------  --------------   ---------
                                                                        (Dollars in thousands)
       As of December 31, 2000:
           Total Capital (to Risk
             Weighted Assets)            $    403,738         35.6%   $    90,721        8.0%   $   113,401         10.0%
           Tier 1 Capital (to Risk
             Weighted Assets)                 361,713         31.9         45,360        4.0         68,041          6.0
           Tier 1 Capital (to
             Average Assets)                  361,713         19.3         75,083        4.0         93,854          5.0

       As of December 31, 1999:
           Total Capital (to Risk
             Weighted Assets)            $    425,337         38.0%   $    89,624        8.0%   $   112,030         10.0%
           Tier 1 Capital (to Risk
             Weighted Assets)                 389,078         34.7         44,812        4.0         67,218          6.0
           Tier 1 Capital (to
             Average Assets)                  389,078         23.0         68,025        4.0         85,031          5.0

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

       As part of the Conversion, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank's capital of $286.0 million as of May 31,1999. The liquidation account will be maintained for a period of ten years after the Conversion for the benefit of those deposit account holders who qualified as eligible account holders at the time of the Conversion and who have continued to maintain their eligible deposit balances with the Bank following the Conversion. The liquidation account, which totaled $143.7 million and $191.2 million at December 31, 2000 and 1999, respectively,

                                       72                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       is reduced annually by an amount proportionate to the decreases in eligible deposit balances, not withstanding any subsequent increases in the account. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors' claims, but before any distributions to the Parent Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

       In June 2000, the Board of Directors authorized a stock repurchase program of up to five percent, or 1.4 million shares, of the Company's outstanding common stock for the treasury. The repurchase program was completed in December 2000 at a total cost of $25.8 million. In December 2000, the Board of Directors authorized a second stock repurchase program of up to five percent, or 1.4 million shares of the Company's outstanding common stock for the treasury. During December, 650,000 shares were acquired under this second program at a cost of $12.9 million.

(9)    Benefit Plans

       (a)    Pension Plan

              The Company has a non-contributory defined benefit plan (the "Plan") covering substantially all employees who have attained age 21 and completed 1,000 hours of service in a consecutive twelve month period. Participants in the Plan become vested in their accrued benefit upon completing five years of service. Participants also become vested in their accrued benefit upon attainment of their "normal retirement age" (as described in the Plan) or upon incurring a disability. The Plan provides a monthly benefit upon retirement based on years of service and compensation during the highest paid consecutive three years of employment. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

                                       73                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plan for the periods indicated. The table also provides a reconciliation of the Plan's funded status and the amounts recognized in the Company's consolidated balance sheets:

                                                                                                      December 31,
                                                                                                --------------------------
                                                                                                   2000           1999
                                                                                                ------------   -----------
                                                                                                     (In thousands)
              Change in benefit obligation:
                  Projected benefit obligation at beginning of year                            $   10,461       $   10,685
                  Service cost                                                                        425              471
                  Interest cost                                                                       766              697
                  Plan amendments                                                                       -              243
                  Actuarial loss (gain)                                                                95           (1,043)
                  Benefits paid                                                                      (700)            (592)
                                                                                                ------------     -----------

                  Projected benefit obligation at end of year                                      11,047           10,461
                                                                                                ------------     -----------

              Change in plan assets:
                  Fair value of plan assets at beginning of year                                    9,994           10,086
                  Actual return on plan assets                                                          1              190
                  Employer contributions                                                               12              310
                  Benefits paid                                                                      (700)            (592)
                                                                                                ------------     -----------

                  Fair value of plan assets at end of year                                          9,307            9,994
                                                                                                ------------     -----------

              Funded status at end of year                                                         (1,740)            (467)
              Unrecognized transition obligation                                                     (123)            (247)
              Unrecognized prior service cost                                                         824              914
              Unrecognized net actuarial loss                                                       1,647              685
                                                                                                ------------     -----------

                        Net amount recognized                                                  $      608       $      885
                                                                                                ============     ===========

              Amounts recognized in other assets/liabilities in the
                  consolidated balance sheets:
                  Prepaid benefit cost                                                         $    1,183       $    1,314
                  Accrued benefit liability                                                          (720)            (633)
                  Intangible asset                                                                    145              204
                                                                                                ------------     -----------

                        Net amount recognized                                                  $      608       $      885
                                                                                                ============     ===========

                                       74                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              The components of net periodic pension cost for the periods indicated were as follows:

                                                                                        Years ended December 31,
                                                                                  --------------------------------------
                                                                                    2000         1999           1998
                                                                                  ----------   ----------    -----------
                                                                                             (In thousands)
              Service cost - benefits earned during the period                   $     425    $     471     $    436
              Interest cost on projected benefit obligation                            766          697          663
              Expected return on plan assets                                          (869)        (878)        (903)
              Amortization and deferral                                                (33)         (22)         (54)
                                                                                  ----------   ----------    -----------

              Net periodic pension cost                                          $     289    $     268     $    142
                                                                                  ==========   ==========    ===========

              Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:

                                                                                                      December 31,
                                                                                               ---------------------------
                                                                                                  2000           1999
                                                                                               ------------  -------------
              Discount rate                                                                         7.5%          7.5%
              Rate of increase in compensation levels                                               4.5           4.5
              Long-term rate of return on assets                                                    9.0           9.0

              The Plan also includes a supplemental benefit equalization plan (the "Supplemental Plan"), that provides benefits to key executives with pension benefits that cannot be provided directly through the Company's tax-qualified employee pension plan as a result of Internal Revenue Code limitations on the benefits available through a tax-qualified plan. Benefits under the Supplemental Plan are based on the same formula as the employee pension plan, but are determined without regard to the limitations on the amount of salary that may be taken into account for benefits purposes under the pension plan or the level of contributions permitted under the pension plan. The benefits under the Supplemental Plan are reduced by the benefits actually payable under the pension plan. Currently three officers and one retired officer of the Bank participate in the Supplemental Plan. The Supplemental Plan's projected benefit obligation at December 31, 2000 and 1999 was $901,000 and $699,000, respectively. Total expense attributable to the Supplemented Plan was $157,000, $137,000 and $134,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                       75                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       (b)    Savings and Profit Sharing Plan

              The American Savings Bank Employees' Savings and Profit Sharing Plan (the "Savings Plan") is a tax-qualified profit sharing plan with a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. The Savings Plan currently provides participants with savings and retirement benefits based on employee deferrals of compensation, as well as matching and other discretionary contributions made by the Company. In 1999 and prior years, the Company made a regular contribution of up to 3% of a participant's compensation, matching 50% of the first 6% of compensation deferred. In addition, in 1998, the Company made a special profit-sharing contribution to the 401(k) of 5% of base salary. A participant is always 100% vested in his or her elective deferrals of compensation under the Savings Plan. Participants vest in the regular matching contributions on the first of the month following two years of participation in the plan.

              Contributions made by the Company to the Savings Plan amounted to $197,000 and $529,000 for the years ended December 31, 1999 and 1998, respectively. Due to the establishment of the ESOP plan in late 1999, the Company did not make any contributions to the savings plan in the year 2000.

       (c)    Other Postretirement Benefit Plans

              The Company sponsors a health care plan and a life insurance plan that provides postretirement benefits to full-time employees who meet minimum age and service requirements. The cost of providing retiree health care and other postretirement benefits is recognized over the period the employee renders service to the Company.

                                       76                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              The following table presents changes in the benefit obligation, changes in plan assets and the funded status of this plan for the periods indicated. The table also provides a reconciliation of the plan's funded status and the amount recognized in the Company's consolidated balance sheets:

                                                                                                    December 31,
                                                                                              --------------------------
                                                                                                 2000           1999
                                                                                              ------------   -----------
                                                                                                   (In thousands)
              Change in benefit obligation:
                  Accumulated benefit obligation at beginning of year                        $    1,016    $     1,088
                  Service cost                                                                       20             34
                  Interest cost                                                                      77             70
                  Actuarial loss (gain)                                                              42           (117)
                  Benefits paid                                                                     (67)           (59)
                                                                                              ------------   -----------

                  Accumulated benefit obligation at end of year                                   1,088          1,016
                                                                                              ------------   -----------

              Change in plan assets:
                  Fair value of plan assets at beginning of year                                     --             --
                  Employer contributions                                                             67             59
                  Benefits paid                                                                     (67)           (59)
                                                                                              ------------   -----------

                  Fair value of plan assets at end of year                                           --             --
                                                                                              ------------   -----------

              Funded status at end of year                                                       (1,088)        (1,016)
              Unrecognized net actuarial loss                                                       121             81
              Unrecognized prior service cost                                                        42             52
                                                                                              ------------   -----------

               Accumulated post-retirement liability                                         $     (925)   $      (883)
                                                                                              ============   ===========

                                       77                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              Periodic postretirement benefit cost includes the following components for the periods indicated:

                                                                                          Years ended December 31,
                                                                                      ----------------------------------
                                                                                       2000         1999        1998
                                                                                      --------    ---------   ----------
                                                                                                (In thousands)
              Service cost                                                           $    20     $    34     $    31
              Interest cost                                                               77          70          67
              Amortization                                                                10          10           9
              Recognized net actuarial  loss                                               1           -           -
                                                                                      --------    ---------   ----------

              Postretirement benefit cost                                            $   108     $   114     $   107
                                                                                      ========    =========   ==========

              For measurement purposes, the assumed annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 8.7% and 9.2% for December 31, 2000 and 1999, respectively. The rate was assumed to decrease gradually to 5% by the year 2009 and remain at that level thereafter. An increase of 1% in the assumed health care cost trend rate would increase the postretirement benefit obligation by $32,000 at December 31, 2000 and increase the periodic postretirement benefit cost by $3,000 for the year ended December 31, 2000. A decrease of 1% in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $26,000 at December 31, 2000 and decrease the postretirement benefit cost by $3,000 for the year ended December 31, 2000.

              The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for December 31, 2000 and December 31, 1999.

       (d)    Employee Stock Ownership Plan

              The Bank established the ESOP to provide substantially all employees of the Company the opportunity to also become stockholders. The ESOP borrowed $25.7 million from the Company and used the funds to purchase 1,336,625 shares of common stock in the initial subscription offering, and an additional 973,063 shares of the common stock of the Company in the open market subsequent to the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a remaining period of approximately 18 years from December 31, 2000. The unallocated ESOP shares are pledged as collateral for the loan. Dividends paid on unallocated shares are not considered dividends for financial reporting purposes and are used to pay principal and interest on the ESOP loan. Dividends on allocated shares are charged to retained earnings. At December 31, 2000, the loan had an outstanding balance of $24.0 million and an interest rate of 8.5%. Both the loan and the related interest are not recorded in the Company's consolidated financial statements. The amount of loan repayments made by the ESOP are used to reduce the unallocated common stock held by the ESOP. The Company recorded

                                       78                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              approximately $1.8 million and $706,000 of ESOP compensation expense for the years ended December 31, 2000 and 1999, respectively.

              The ESOP shares are summarized as follows:

                                                                                         2000          1999
                                                                                         ----          ----
              Number of shares released for allocation during the year                 118,526       57,678
              Number of  unallocated shares at end of year                           2,133,484    2,252,010
              Market value of unallocated shares at end of year
                    (in thousands)                                                  $   44,003   $   28,291

       (e)    Performance Appreciation Unit Plans

              From 1996 through October 1999, the Bank sponsored the Performance Appreciation Unit Plans ("PAU") for senior officers and nonemployee directors. Benefits under these plans were determined by reference to the performance of the Bank as reflected in year-to-year changes in the Bank's equity. The PAU, which was intended to provide participants with benefits and incentives that were comparable to those provided by a stock-based compensation program such as a stock option or stock appreciation rights plan, was terminated in 1999 due to the Conversion. Under the PAU, participants were awarded units corresponding to an interest in the appreciation over the term of the award of a "hypothetical share" of the Bank's equity. However, the recipient had no right to, or interest in, the Bank's equity. The initial awards were based on the Bank's equity at December 31, 1994 when each unit was valued at $18.33. At December 31, 1998, each unit was valued at $24.06. To compensate award participants for the potential reduction in benefits attributable to the early termination of the program, the Bank credited an additional value to outstanding awards. At the date of the Conversion (November 30, 1999), awards representing 246,750 units were outstanding. Expense under this plan in 1999 was $1.6 million. The 1999 expense included an additional charge of $620,000 for the additional value credited in connection with the termination of this plan. At termination, participants were given the option of receiving a cash payment equal to the value of their awards, or of deferring such payments. If the participant elected to defer receipt of the award, the amounts deferred could be transferred to a trust which acquired shares of the Company stock during the subscription period. Alternatively, the amount deferred could be held by the Company in its cash deferred compensation plan.

       (f)    Stock-Based Deferred Compensation Plan

              In November 1999, the Company established the Stock-Based Deferred Compensation Plan for the benefit of its directors and key employees. Under this plan, participants are allowed to defer compensation up to a selected date and then receive either a lump sum payment, or payments over periods of one to ten years. Compensation deferred is invested in the stock of the Company and placed in a grantor trust. The deferred compensation obligation was recorded in equity at an

                                       79                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              amount equal to the original amount of the compensation deferred. Distributions from the trust to participants in this plan are made solely in the form of whole shares of common stock. If a participant dies prior to the distribution of all amounts he or she is entitled to, amounts will be distributable to his or her beneficiary in accordance with the distribution election. In addition to future deferral of compensation, each participant was allowed to transfer previously accrued benefits to this plan. As of December 31, 2000, the trust held 160,579 shares of Company common stock.

       (g)    Cash Deferred Compensation Plan

              In November 1999, the Company established the Cash Deferred Compensation Plan for the benefit of its directors and key employees. The Plan allows participants to defer compensation until termination of service or another distribution date selected by the participant. The deferred compensation obligation is classified as a liability and adjusted with a corresponding charge to expense to reflect the changes in the amount owed to the participant. Amounts owed participants are credited with interest based on an annually adjusted rate. The obligation at December 31, 2000 and December 31, 1999 was $1.4 million and $1.2 million, respectively. The expense for this plan in 2000 and 1999 was approximately $78,000 and $34,000, respectively.

       (h)    Supplemental Executive Retirement Plan

              In 1999, the Company entered into a special supplemental retirement plan with the President and CEO as an incentive for his continued employment. This plan provides benefits based on a percentage of his final average compensation less benefits available to him under other plans, including the Supplemental Plan. The projected benefit obligation under this plan as of December 31, 2000 and 1999 was $2.3 million and $2.2 million, respectively. The expense for this plan in 2000 and 1999 was $121,000 and $2.2 million, respectively, including recognition in 1999 of benefits earned due to prior service.

       (i)    The ESOP Supplemental Executive Retirement Plan

              In 1999, the Company also implemented a new plan to provide for similar supplemental executive benefits with respect to the ESOP. Specifically, the supplemental plan provides benefits to eligible individuals that cannot be provided under the ESOP as a result of the compensation limitations imposed by the Internal Revenue Code, but that would have been provided under the ESOP had there not been such limitations.

              The plan also provides supplemental benefits to designated individuals who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP prior to the scheduled repayment of the ESOP loan. Generally, the plan provides the eligible individual with a benefit equal to what the individual would have received under the ESOP had he or she remained employed throughout the term of the ESOP or had the ESOP not been terminated prior to the scheduled repayment of the ESOP loan, less the benefits

                                       80                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              actually provided under the ESOP on behalf of such individual. An individual's benefits under this plan will generally become payable upon the participant's retirement at age 65 or upon the change in control of the Company or the Bank. In 2000 and 1999, the Company recognized expense of $277,000 and $189,000, respectively, for this plan. The obligation under this plan is invested in the Company's common stock and placed in a grantor trust. The trust held 12,874 shares of Company common stock as of December 31, 2000. These shares are recorded as a reduction of stockholders' equity at their original cost of $199,000 and $189,000 as of December 31, 2000 and 1999, respectively.

       (j)    Directors' Retirement Plan

              In December 1998, the Company adopted a retirement plan for incumbent nonemployee directors to provide a retirement income supplement for directors with long service. The projected benefit obligation under this plan at December 31, 2000 and 1999 was $715,000 and $589,000, respectively. The Company recorded approximately $173,000, $66,000 and $102,000 of expense in connection with this plan for the years ended December 31, 2000, 1999 and 1998 respectively.

       (k)    Stock-Based Incentive Plan

              In June 2000, the Company adopted a Stock-Based Incentive Plan ("Plan"). The Plan provides for grants of options to purchase common stock and awards of restricted stock ("Stock Awards") to eligible officers, employees and directors of the Company.

              The Plan allows the granting of Stock Awards at no cost to the recipients in an amount equal up to 4% of the shares issued in the Conversion, or 1,154,844 shares. During 2000, the Company granted Stock Awards equal to 3.8% of the shares issued in the Conversion or 1,104,840 shares using treasury shares acquired for this purpose at a cost of $18.0 million. Compensation cost is being recognized for these awards over the five-year period from the grant date. The compensation cost charged to employee benefits expense for the Stock Awards during 2000 was $2.3 million, including a charge of $422,000 to reflect the cost of immediately vesting shares upon the death of one of the Company's directors.

              The Plan also allows the granting of stock options (either incentive stock options or nonqualified options) up to 10% of the shares issued in the Conversion or 2,887,110 shares. During 2000 the Company granted stock options equal to 8.7% of the shares issued in the Conversion, or 2,506,200 shares. Under the terms of the Plan, the exercise price of each option granted equals the market price of the Company's stock on the date of grant. Each option has a maximum contractual life of ten years and shares vest over five years from the grant date.

                                       81                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


              The following is a summary of the Company's stock options at December 31, 2000 and changes during the year:

                                                                                                                Weighted-
                                                                                                                 Average
                                                                                                                 Exercise
                                                                                                   Shares         Price
                                                                                                ------------   -------------
              (Shares in thousands)
              Options outstanding at beginning of year                                                  -     $        -
              Granted                                                                               2,506             16.06
              Forfeited / cancelled                                                                   (21)            16.00
                                                                                                ------------   -------------

              Options outstanding at end of year (none are exercisable)                             2,485     $       16.06
                                                                                                ============   =============

       In accordance with the provisions of APB Opinion No. 25 related to fixed stock options, compensation expense is not recognized with respect to the Company's options since the exercise price equals the fair value of the common stock at the grant date. Under the alternative fair-value-based method defined in SFAS No. 123, the grant-date fair value of fixed stock options in recognized as expense over the vesting period. The estimated per share fair value of options granted in 2000 was $6.04, estimated using the Black-Scholes option-pricing model with assumptions as follows: dividend yield of 3%; expected volatility rate of 21.3%; risk-free interest rate of 4.7%; and expected option life of six years. Had the fair-value-based method of SFAS No. 123 been applied to the options granted, net income would have been approximately $29.9 million and basic and diluted earnings per share would have been $1.14 and $1.13, respectively, for the year ended December 31, 2000.

                                       82                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The following table summarizes information about the Company's stock options at December 31, 2000:

                                                                                       Options Outstanding
                                                                        ---------------------------------------------------
                                                                                            Weighted -
                                                                                             Average          Weighted -
                                                                            Options         Remaining          Average
                                                                              Out-         Contractual        Exercise
                                                                           standing            Life             Price
                                                                        ---------------------------------------------------
        (Shares in thousands)
        Range of exercise prices:
        $16.00 - $18.06 per share                                            2,485             9.46            $ 16.06

(10)   Income Taxes

       The components of income tax expense are summarized as follows:

                                                                                     Years ended December 31,
                                                                            --------------------------------------------
                                                                               2000             1999           1998
                                                                            ------------    -------------   ------------
                                                                                          (In thousands)
       Current tax expense (benefit):
           Federal                                                         $   15,112      $    7,539      $      8,510
           State                                                                    -             (98)            2,480
                                                                            ------------    -------------   ------------

              Total current                                                    15,112           7,441            10,990
                                                                            ------------    -------------   ------------

       Deferred tax expense (benefit):
           Federal                                                                607          (5,728)           (1,846)
           State (including effect of valuation allowance)                          -              98               (78)
                                                                            ------------   --------------   ------------

              Total deferred                                                      607          (5,630)           (1,924)
                                                                            ------------    -------------   ------------

              Total income tax expense                                     $   15,719      $    1,811      $      9,066
                                                                            ============    =============   ============

                                       83                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       Income tax expense of $15.7 million, $1.8 million and $9.1 million for the years ended December 31, 2000, 1999 and 1998, respectively, differed from the amounts computed by applying the Federal income tax rate of 35% to pre-tax income as a result of the following:

                                                             Years ended December 31,
                                         -----------------------------------------------------------------
                                              2000                     1999                     1998
                                         ---------------          ---------------           --------------
                                                                  (In thousands)
Statutory federal income tax            $        16,396          $         1,608           $        9,478

Increase (decrease) in tax
rates resulting from:

State income taxes, net of
federal income tax benefit                           --                       --                    1,561

Nondeductible expense                                --                      589                       --

Dividend received deduction                        (366)                    (327)                    (332)
Appreciated value of donated
securities                                           --                       --                   (1,290)

Other, net                                         (311)                     (59)                    (351)
                                         ---------------          ---------------           --------------
Income tax expense                      $        15,719          $         1,811           $        9,066
                                         ===============          ===============           ==============

                                       84                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:

                                                                                                  December 31,
                                                                                         -----------------------------
                                                                                              2000            1999
                                                                                         --------------   ------------
                                                                                                 (In thousands)
       Deferred tax assets:
           Allowance for loan losses                                                    $       3,836    $     3,291
           Postretirement benefits other than pensions                                            380            354
           Charitable contribution carryforward for tax purposes                                8,663          7,165
           Other                                                                                2,297          2,345
                                                                                         ---------------  ------------
                 Total gross deferred tax assets                                               15,176         13,155

       Less valuation allowance                                                                (4,024)        (1,198)
                                                                                         ---------------  ------------

                 Deferred tax asset after valuation allowance                                  11,152         11,957
                                                                                         ---------------  ------------

       Deferred tax liabilities:
           Net unrealized gains on securities available for sale                              (31,859)       (20,021)
           Net deferral of loan origination costs                                              (1,758)        (2,005)
           Bank premises and equipment, principally due to
              differences in depreciation                                                        (835)          (673)
           Excess of tax bad debt reserve over base year                                         (471)          (628)
            Pension plan                                                                         (382)          (360)
           Other                                                                                 (127)          (105)
                                                                                         ---------------  ------------

                 Total gross deferred tax liabilities                                         (35,432)       (23,792)
                                                                                         ---------------  ------------

                 Net deferred tax liability                                             $     (24,280)   $   (11,835)
                                                                                         ===============  ============

       At December 31, 2000, the Company has charitable contribution carryforwards of $21.7 million which expire in 2004. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividends received deductions. A corporation is permitted to carry over to the five succeeding tax years contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation. The Company also has state net operating loss carryforwards at December 31, 2000 of $17.4 million which principally expire in 2020.

                                       85                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       Management believes it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. As of December 31, 2000 and 1999, the Company had a valuation allowance of $1.5 million and $1.2 million, respectively, against its state deferred tax asset in connection with the creation of a Connecticut passive investment company pursuant to legislation enacted in 1998. Under this legislation, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. During 2000, the Company increased its valuation allowance by $300,000 to offset an increase in the state deferred tax asset attributable to net deductible temporary differences and net operating loss carryforwards arising during the year. Additionally, during 2000 the Company established a valuation allowance of $2.5 million against increased charitable contributions that are expected to expire in 2004 unused. This increase in the charitable contributions and resulting valuation allowance do not have an impact on earnings.

       For income tax purposes, a bad debt reserve is maintained equal to the excess of tax bad debt deductions over actual losses charged against the reserve. The Company's base-year tax bad debt reserve was $24.6 million and the related unrecognized deferred tax liability was approximately $9.8 million at December 31, 2000. A deferred tax liability has not been recognized for the base-year tax bad debt reserve, since the Company does not expect that the reserve will become taxable in the foreseeable future. Events that would result in the recapture of the pre-1988 bad debt reserves include stock and cash distributions to the Parent Company from the Bank in excess of the Bank's earnings and profits.

                                       86                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(11)   Earnings Per Share

       Net income per common share for the year ended December 31, 2000 was computed as follows:

                 (In thousands, except per share data)
                 Net income                                        $31,126

                 Weighted average common shares                     26,211
                 Plus common stock equivalents                         151
                                                                    -------
                 Diluted weighted-average common shares            $26,362
                                                                    =======

                 Net income per common share:
                        Basic                                      $  1.19
                        Diluted                                       1.18
                                                                    =======

       There were 18,500 anti-dilutive stock options not included in the computation of common stock equivalents because the options' exercise prices exceeded the average market price of the Company's common stock for the period.

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

                                       87                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The contract amounts of financial instruments with off-balance-sheet risk are as follows:

                                                                                                   December 31,
                                                                                          ------------------------------
                                                                                               2000             1999
                                                                                          --------------   -------------
                                                                                                   (In thousands)
        Approved real estate loan commitments:
            Fixed rate                                                                $         5,477   $        2,050
            Variable rate                                                                      17,036           20,371
        Approved consumer loan commitments                                                      3,193            5,069
        Approved commercial loan commitments                                                      143                -
        Unused portion of home equity lines of credit                                         209,474          190,361
        Unused portion of construction loans                                                    7,251           16,003
        Unused checking overdraft lines of credit                                               1,060              902

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

                                       88                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(13)   Other Comprehensive Income

       The following tables summarize components of other comprehensive income and the related tax effects for the years ended December 31, 2000, 1999 and 1998:

                                                                                 Year ended December 31, 2000
                                                                       --------------------------------------------------
                                                                          Before
                                                                           tax            Income tax        Net-of-tax
                                                                          amount            effect            amount
                                                                       -------------    ---------------   ---------------
                                                                                        (In thousands)
       Unrealized gain on available for sale securities:
          Unrealized holding gains arising during
              the period                                              $      35,756   $      (14,257)    $      21,499
          Reclassification adjustment for gains
             realized during the period                                      (6,068)           2,419            (3,649)
                                                                       -------------   ---------------    ---------------

                    Other comprehensive income                        $      29,688   $      (11,838)    $      17,850
                                                                       =============   ===============    ===============

                                                                                 Year ended December 31, 1999
                                                                       --------------------------------------------------
                                                                          Before
                                                                           tax            Income tax        Net-of-tax
                                                                          amount            effect            amount
                                                                       -------------    ---------------   ---------------
                                                                                        (In thousands)
       Unrealized loss on available for sale securities:
           Unrealized holding losses arising during
              the period                                              $     (16,088)  $        7,956     $      (8,132)
           Reclassification adjustment for gains
              realized during the period                                     (2,850)           1,410            (1,440)
                                                                       --------------  ----------------   ---------------

              Other comprehensive loss                                $     (18,938)  $        9,366     $      (9,572)
                                                                       ==============  ================   ===============

                                       89                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                                                                                 Year ended December 31, 1998
                                                                       --------------------------------------------------
                                                                          Before
                                                                           tax            Income tax        Net-of-tax
                                                                          amount            effect            Amount
                                                                       -------------    ---------------   ---------------
                                                                                        (In thousands)
       Unrealized gain on available for sale securities:
           Unrealized holding gains arising during
              the period                                              $      15,093    $       (6,631)   $       8,462
           Reclassification adjustment for gains
              realized during the period                                     (6,696)            3,062           (3,634)
                                                                       -------------    ---------------   ---------------

              Other comprehensive income                              $       8,397    $       (3,569)   $       4,828
                                                                       =============    ===============   ===============

(14)   Foundations

       In connection with the Conversion in 1999, the Company established American Savings Charitable Foundation (the "Charitable Foundation"). The Charitable Foundation was funded with 2,138,600 shares of the Company's common stock. The Charitable Foundation paid $21,000 and the Company contributed the remainder of the value for a total of $21.4 million. The Charitable Foundation makes grants and donations to non-profit and community groups in the community served by the Company. The Charitable Foundation is exempt by statute from federal income taxes under applicable provisions of the Internal Revenue Code and Connecticut tax law. The Company did not make any contributions to the Charitable Foundation in 2000.

       In 1995, the Bank established the American Savings Bank Foundation, Inc. (the "Foundation"). The Foundation was organized for charitable purposes and is exempt by statute from federal income taxes under applicable provisions of the Internal Revenue Code and Connecticut tax law. The Bank has made annual contributions to the Foundation subject to the determination of its Board of Directors. In 1999, the Bank funded a 1998 contribution amounting to $212,000. In 1998, the Bank contributed $3.6 million to the Foundation, of which $2.3 million was for the 1998 contribution and $1.3 million represented a Board designated contribution for 1999. The contributions to the Foundation in 1999 and 1998 were made primarily in the form of investment securities. The Company did not make any contributions to the Foundation in 2000.

       On November 28, 2000 the Boards of Directors of the Charitable Foundation and the Foundation voted to approve a merger of the two organizations effective December 31, 2000. The resulting organization was re-named the American Savings Foundation.

                                       90                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       In order to maintain Internal Revenue Code compliance, assets of the American Savings Foundation cannot be returned to the Company or directed for use of, or for the benefit of, the Company.

(15)   Fair Value of Financial Instruments

       The methods and assumptions used to estimate fair values for the Company's financial instruments are set forth below.

       Fair values of cash and due from banks, federal funds sold, accrued interest receivable and accrued interest payable are based on the carrying amounts as reported in the consolidated balance sheet.

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

       The fair values of deposits with no stated maturity, such as demand deposits, regular savings, money management accounts, escrow and other deposits are assumed to equal the amount payable on demand. Fair values of time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregate expected monthly maturities.

       Fair values of advances from the FHLB and borrowings under securities repurchase agreements are estimated using a discounted cash flow technique that applies interest rates currently being offered to schedules of aggregated monthly maturities of borrowings.

                                       91                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


       The fair values of the Company's commitments to extend credit approximate their carrying amounts, which are insignificant at December 31, 2000 and 1999.

       The following are the carrying amounts and estimated fair values of the Company's financial assets and liabilities, none of which were held for trading purposes:

                                                                                December 31,
                                                    ----------------------------------------------------------------------
                                                                  2000                                 1999
                                                    ---------------------------------    ---------------------------------
                                                      Carrying          Estimated          Carrying          Estimated
                                                       Amounts         Fair values          Amounts         fair values
                                                    --------------    ---------------    --------------    ---------------
                                                                               (In thousands)
       Financial Assets
       Cash and due from banks                   $       17,314    $       17,314     $       28,308    $       28,308
       Federal funds sold                                11,740            11,740              2,300             2,300
       Investment securities available
           for sale                                     351,211           351,211            435,832           435,832
       Mortgage-backed securities
           available for sale                           255,270           255,270            341,421           341,421
       Federal Home Loan Bank stock                      12,194            12,194             16,402            16,402
       Loans, net                                     1,151,048         1,158,166          1,029,531         1,020,876
       Accrued interest receivable                       13,012            13,012             14,465            14,465

       Financial Liabilities
       Regular savings                                  202,564           202,564            196,061           196,061
       NOW, money market,
           and demand deposits                          171,626           171,626            151,432           151,432
       Time deposits                                    752,146           755,343            753,009           754,060
       Mortgagors' escrow and other
            deposits                                     19,554            19,554             18,751            18,751
       Federal Home Loan Bank
            advances                                    167,944           168,283            214,444           211,029
       Securities repurchase
            agreements                                   10,000            10,783                  -                 -
       Accrued interest payable on
           deposits and borrowings                        1,622             1,622              1,556             1,556

                                       92                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(16)   Parent Company Only Financial Information

       The Parent Company began operations on November 30, 1999 in conjunction with the Bank's mutual-to-stock conversion and the Parent Company's subscription and direct community offering of its common stock. The following represents the Parent Company's balance sheets as of December 31, 2000 and 1999, and the statements of income and cash flows for the year ended December 31, 2000 and the period from November 30, 1999 through December 31, 1999.

                                                                                     December 31,            December 31,
       Balance Sheets                                                                    2000                    1999
                                                                                 --------------------    ------------------
                                                                                              (In thousands)
       Assets

       Cash and cash equivalents                                                $        100,361        $        104,914
       Investment in American Savings Bank                                               409,787                 419,287
       Investment securities available for sale (at fair value)                            2,697                       -
       Deferred tax asset                                                                 13,668                  13,767
       Other assets                                                                          248                       3
                                                                                 --------------------    ------------------

             Total assets                                                       $        526,761        $        537,971
                                                                                 ====================    ==================

       Liabilities and Stockholders' Equity

       Total liabilities                                                        $         12,794        $          6,519
       Stockholders' equity                                                              513,967                 531,452
                                                                                 --------------------    ------------------

             Total liabilities and stockholders' equity                         $        526,761        $        537,971
                                                                                 ====================    ==================

                                       93                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                                                                                                    For the period
                                                                                                  November 30, 1999
                                                                              Year ended                through
Statements of Income                                                      December 31, 2000       December 31, 1999
                                                                         --------------------    -------------------
                                                                                        (In thousands)
Interest income                                                         $           2,841       $             92
Dividend income                                                                       113                     --
Contribution of common stock to the Charitable Foundation                              --                (21,365)
Salaries and employee benefits                                                     (4,242)                  (779)
Other expenses                                                                       (535)                    --
                                                                         --------------------    -------------------

Loss before income taxes and undistributed income /(loss) of
     American Savings Bank                                                         (1,823)               (22,052)

Income tax (expense)/benefit                                                         (122)                 7,478
                                                                         --------------------    -------------------

Loss before undistributed income /(loss) of
     American Savings Bank                                                         (1,945)               (14,574)

Undistributed income/(loss) of American Savings Bank                               33,071                 (1,942)
                                                                         --------------------    -------------------

Net income/(loss)                                                       $          31,126       $        (16,516)
                                                                         ====================    ===================

                                       94                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


                                                                                                        For the period
                                                                                                      November 30, 1999
                                                                                      Year ended            through
Statements of Cash Flows                                                          December 31, 2000   December 31, 1999
                                                                                 ------------------- -------------------
                                                                                              (In thousands)
Operating activities:
     Net income (loss):                                                              $     31,126       $    (16,516)
       Adjustments to reconcile net income (loss) to cash provided by operating activities:
             Contribution of common stock to the Charitable
               Foundation                                                                      --             21,365
             Undistributed (income)/loss of American Savings Bank                         (33,071)             1,942
             Increase in other liabilities                                                  6,275              6,519
             Increase in other assets                                                        (246)                (3)
             Increase in deferred tax asset                                                    --            (13,767)
             ESOP expense                                                                   1,845                706
                                                                                      -----------------  ---------------
                  Net cash provided by operating activities                                 5,929                246
                                                                                      -----------------  ---------------

Investing activities:
      Distribution from (investment in) bank subsidiary                                    60,274           (130,518)
      Purchase of investment securities available for sale                                 (2,450)                --
                                                                                      -----------------  ---------------
                          Net cash provided (used) by investing activities                 57,824           (130,518)
                                                                                      -----------------  ---------------

Financing activities:
     Net proceeds from stock offering                                                          --            260,986
     Net proceeds from issuance of common stock to Charitable
       Foundation                                                                              --                 21
     Acquisition of common stock by ESOP                                                       --            (25,661)
     Acquisition of common stock for stock-based compensation plans                            --             (1,755)
     Obligation to stock-based deferred compensation plans                                     82              1,595
     Purchase of treasury stock                                                           (56,707)                --
     Cash dividends paid                                                                  (11,681)                --
                                                                                      -----------------  ---------------
                           Net cash provided (used) by financing activities               (68,306)           235,186
                                                                                      -----------------  ---------------

Net (decrease) increase in cash and cash equivalents                                       (4,553)           104,914

Cash and cash equivalents at beginning of period                                          104,914                 --
                                                                                      -----------------  ---------------

Cash and cash equivalents at end of period                                           $    100,361       $    104,914
                                                                                      =================  ===============

                                       95                       (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


(17)   Selected Quarterly Consolidated Financial Information (unaudited)

       The following table presents quarterly financial information of the Company for 2000 and 1999:

                                                                 First        Second       Third         Fourth
                                                                Quarter      Quarter      Quarter       Quarter
                                                              ------------  -----------  -----------  -------------
                                                                               (In thousands)
       2000

       Interest and dividend income                          $  31,092     $   31,730   $   32,343   $   32,458
       Interest expense                                         14,408         14,478       15,465       15,580
                                                              ------------  -----------  -----------  -------------

       Net interest income before provision for loan losses     16,684         17,252       16,878       16,878
       Provision for loan losses                                   550            570          400          375
                                                              ------------  -----------  -----------  -------------

       Net interest income after provision for loan losses      16,134         16,682       16,478       16,503
       Non-interest income                                       2,847          3,046        3,257        2,944
       Non-interest expense                                      7,259          7,101        8,272        8,414
                                                              ------------  -----------  -----------  -------------

       Income before income taxes                               11,722         12,627       11,463       11,033
       Income taxes                                              4,147          4,240        3,833        3,499
                                                              ------------  -----------  -----------  -------------

       Net income                                            $   7,575     $    8,387   $    7,630   $    7,534
                                                              ============  ===========  ===========  =============

       Net income per common share:

       Basic                                                 $    0.28     $    0.31    $    0.30    $    0.30
       Diluted                                               $    0.28     $    0.31    $    0.29    $    0.30
                                                              ============  ===========  ===========  =============

       1999

       Interest and dividend income                          $  24,680     $   25,069   $   26,229   $   30,055
       Interest expense                                         13,398         13,428       13,972       15,646
                                                              ------------  -----------  -----------  -------------

       Net interest income before provision for loan losses     11,282         11,641       12,257       14,409
       Provision for loan losses                                   600            340          540          550
                                                              ------------  -----------  -----------  -------------

       Net interest income after provision for loan losses      10,682         11,301       11,717       13,859
       Non-interest income                                       4,043          3,697        1,548       (1,325)
       Non-interest expense                                      7,091          5,543        6,617       31,677
                                                              ------------  -----------  -----------  -------------

       Income (loss) before income taxes                         7,634          9,455        6,648      (19,143)
       Income tax expense (benefit)                              2,521          3,110        2,642       (6,462)
                                                              ------------  -----------  -----------  -------------

       Net income (loss)                                     $   5,113     $    6,345   $    4,006   $  (12,681)
                                                              ============  ===========  ===========  =============

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