Form 10-Q
period 2001-03-31
AMERICAN FINANCIAL HOLDINGS INC
filed 2001-05-15
CIK 1095862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarter ended March 31, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No [ ]


                      Common Stock Par Value $.01 Per Share
                    23,136,207 Outstanding as of May 9, 2001

                                      INDEX
                                      -----

Part I. Item 1. Financial Information                                      Page

    A.   Consolidated Balance Sheets as of March 31, 2001 (unaudited)          1
           and December 31, 2000 (audited)

    B.   Consolidated Statements of Income (unaudited) for the Three           2
           Months Ended March 31, 2001 and March 31, 2000

    C.   Consolidated Statements of Cash Flows (unaudited) for the             3
           Three Months Ended March 31, 2001 and March 31, 2000

    D.   Notes to Consolidated Financial Statements                            4

    Item 2. Management's Discussion and Analysis of Consolidated Financial     9
              Condition and Results of Operations

    Item 3. Qualitative and Quantitative Disclosures about                    15
              Market Risk

Part II. Other Information

    Item 1. Legal Proceedings                                                 17

    Item 2. Changes in Securities and Use of Proceeds                         17

    Item 3. Defaults Upon Senior Securities                                   17

    Item 4. Submission of Matters to a Vote of Security Holders               17

    Item 5. Other Information                                                 17

    Item 6. Exhibits and Reports on Form 8-K                                  17

Signatures                                                                    18

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)             (Audited)
                                                                                 March 31, 2001       December 31, 2000
                                                                                 --------------       -----------------

                                                                            (In thousands, except share and per share data)
                                  ASSETS

Cash and due from banks:
    Non-interest bearing                                                         $    15,497              $    17,293
    Interest bearing                                                                      24                       21
                                                                                ------------             ------------
      Total cash and due from banks                                                   15,521                   17,314
Federal funds sold                                                                    18,850                   11,740
                                                                                ------------             ------------
      Cash and cash equivalents                                                       34,371                   29,054
Investment securities available for sale (amortized cost
    of $282,039 at March 31, 2001 and  $275,677 at December 31, 2000)                352,522                  351,211
Mortgage-backed securities available for sale (amortized cost of
    $245,932 at March 31, 2001 and $250,907 at December 31, 2000)                    253,157                  255,270
Loans, less allowance for loan losses of $10,858 at March 31, 2001 and
    $10,624 at December 31, 2000                                                   1,148,081                1,151,048
Accrued interest and dividends receivable on investments                               6,742                    7,058
Accrued interest receivable on loans                                                   5,940                    5,954
Federal Home Loan Bank stock                                                          12,703                   12,194
Bank premises and equipment, net                                                      13,096                   13,348
Real estate owned                                                                        340                      211
Cash surrender value of life insurance                                                60,814                   45,022
Other assets                                                                           2,473                    3,088
                                                                                ------------             ------------
    Total assets                                                                 $ 1,890,239              $ 1,873,458
                                                                                ============             ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                         $ 1,122,318              $ 1,126,336
Mortgagors' escrow and other deposits                                                 18,808                   19,554
FHLB advances and other borrowings                                                   252,444                  177,944
Deferred income tax liability                                                         23,407                   24,280
Accrued interest payable on deposits and FHLB advances                                 2,235                    1,622
Other liabilities                                                                     13,473                    9,755
                                                                                ------------             ------------
      Total liabilities                                                            1,432,685                1,359,491

Stockholders' Equity
      Preferred stock, $.01 par value; authorized 10,000,000 shares,
         none issued                                                                   -                        -
      Common stock, $.01 par value; authorized 120,000,000 shares,
         28,871,100 shares issued and outstanding                                        289                      289
      Additional paid-in capital                                                     282,660                  282,676
      Unallocated common stock held by ESOP (2,133,484 shares)                       (23,703)                 (23,703)
      Stock-based compensation                                                          (186)                     (78)
      Treasury stock                                                                (114,854)                 (56,707)
      Retained earnings                                                              266,625                  263,452
      Accumulated other comprehensive income                                          46,723                   48,038
                                                                                ------------             ------------
                                                                                     457,554                  513,967
                                                                                ------------             ------------
    Total liabilities and stockholders' equity                                   $ 1,890,239              $ 1,873,458
                                                                                ============             ============

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                  For the Three Months Ended March 31
                                                                                ---------------------------------------
                                                                                      2001                  2000
                                                                                 --------------        ---------------
                                                                                 (In thousands, except per share data)

Interest and dividend income:
 Real estate mortgage loans                                                      $    14,898              $   13,158
 Consumer and commercial loans                                                         6,710                   5,826
 Mortgage-backed securities                                                            4,259                   5,744
 Federal funds sold                                                                      270                     170
 Investment securities:
    Interest-taxable                                                                   4,050                   5,321
    Interest-tax exempt                                                                  375                     209
    Dividends                                                                            883                     664
                                                                                ------------             ------------
      Total interest and dividend income                                              31,445                  31,092
Interest expense:
 Deposits                                                                             12,164                  11,485
 Federal Home Loan Bank advances and other short-term borrowings                       3,429                   2,923
                                                                                ------------             ------------
    Total interest expense                                                            15,593                  14,408

    Net interest income before provision for loan losses                              15,852                  16,684

Provision for loan losses                                                                300                     550
                                                                                ------------             ------------
 Net interest income after provision for loan losses                                  15,552                  16,134

Non-interest income:
 Service charges and fees                                                              1,069                     897
 Investment commissions and advisory fees                                                389                     445
 Net gain on sale of investment securities                                             1,320                   1,416
 Net (loss) gain on sale of loans                                                         (5)                      2
 Increase in cash surrender value of life insurance                                      793                    -
 Other                                                                                   111                      87
                                                                                ------------             ------------
      Total non-interest income                                                        3,677                   2,847

Non-interest expense:
 Salaries and employee benefits                                                        4,789                   3,897
 Occupancy expense                                                                       692                     648
 Furniture and fixture expense                                                           424                     441
 Charitable contributions                                                                 35                      35
 Outside services                                                                        742                     935
 Advertising                                                                             423                     349
 Other                                                                                 1,133                     954
                                                                                ------------             ------------
      Total non-interest expense                                                       8,238                   7,259

Income before income taxes                                                            10,991                  11,722

Income taxes                                                                           3,541                   4,147
                                                                                ------------             ------------
      Net income                                                                 $     7,450              $    7,575
                                                                                ============             ============

Basic earnings per share                                                                0.32                    0.28
Diluted earnings per share                                                              0.31                    0.28

Dividends per share                                                                    0.165                    -

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(unaudited)

                                                                                      For the three months ended
                                                                                               March 31,
                                                                                 -------------------------------------
                                                                                      2001                  2000
                                                                                 --------------        ---------------
                                                                                             (In thousands)

Operating activities:
 Net income                                                                      $     7,450              $     7,575
 Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                          300                      550
      Depreciation and amortization of bank premises and equipment                       468                      468
      Loss on disposition of fixed assets                                              -                            2
      Accretion of discounts                                                            (413)                    (193)
      Decrease in accrued interest and dividends receivable                              330                      356
      Gain on sale of investment securities                                           (1,320)                  (1,416)
      Decrease in other assets                                                           615                    2,157
      Increase in other liabilities                                                    4,331                    1,326
      Decrease (increase) in net deferred loan origination costs                          65                      (87)
      Loss (gain) on sale of loans                                                         5                       (2)
      Net gain on disposition of real estate owned                                       (27)                     (87)
      Increase in cash surrender value of life insurance                                (792)                   -
      Increase in deferred income tax                                                  -                            6
                                                                                ------------             ------------
         Net cash provided by operating activities                                    11,012                   10,655
                                                                                ------------             ------------

Investing activities:
 Investment securities available for sale:
    Purchases                                                                        (11,985)                 (53,928)
    Proceeds from sales                                                                2,622                    1,435
    Proceeds from maturities                                                           4,500                   70,100
 Mortgage-backed securities available for sale
    Purchases                                                                          -                      (14,527)
    Principal paydowns                                                                 5,210                    7,186
 Proceeds from sale of loans                                                           1,538                      197
 Proceeds from sale of real estate owned                                                 140                      547
 Redemption (purchases) of Federal Home Loan Bank stock                                 (509)                   4,208
 Net decrease (increase) in loans                                                        817                  (23,254)
 Purchases of bank premises and equipment                                               (216)                    (583)
 Purchase of life insurance                                                          (15,000)                   -
                                                                                ------------             ------------
         Net cash used by investing activities                                       (12,883)                  (8,619)
                                                                                ------------             ------------

Financing activities:
 (Decrease) increase in deposits                                                      (4,018)                  16,360
 (Decrease) increase in mortgagors' escrow deposits                                     (746)                   5,136
 Advances from the Federal Home Loan Bank                                            182,500                    2,500
 Maturities of advances from the Federal Home Loan Bank                             (108,000)                 (30,000)
 Acquisition of common stock for stock-based compensation plans                         (108)                   -
 Purchases of treasury stock                                                         (59,188)                   -
 Issue of stock                                                                        1,025                    -
 Cash dividends paid                                                                  (4,277)                   -
                                                                                ------------             ------------
      Net cash provided (used) by financing activities                                 7,188                   (6,004)
                                                                                ------------             ------------

Increase (decrease) in cash and cash equivalents                                       5,317                   (3,968)

Cash and cash equivalents at beginning of period                                      29,054                   30,604
                                                                                ------------             ------------

Cash and cash equivalents at end of period                                       $    34,371              $    26,636
                                                                                ============             ============

Supplemental information:

    Interest paid on deposits and borrowings                                     $    14,980              $    14,599

    Transfers of loans to real estate owned                                              242                       73


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

       The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and notes thereto included in the Company's 2000 annual report filed on Form 10-K. The consolidated financial statements include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term include to the determination of the allowance for loan losses.

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

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(2)   INVESTMENT AND MORTGAGE-BACKED SECURITIES

      The Company classified all investment and mortgage-backed securities as available for sale as of March 31, 2001 and December 31, 2000. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investments and mortgage-backed securities at March 31, 2001 and December 31, 2000 are as follows:

                                                                              MARCH 31, 2001
                                                 -------------------------------------------------------------------------
                                                                           GROSS             GROSS
                                                       AMORTIZED         UNREALIZED        UNREALIZED
                                                         COST              GAINS             LOSSES           FAIR VALUE
                                                    ---------------     -------------    ---------------    ---------------
                                                                              (In thousands)

Investments:
 U.S. Treasury notes                               $     5,027         $      400       $         --        $      5,427
 U.S. Government agencies                               24,751              1,139                 --              25,890
 Corporate bonds and notes                             190,424              5,325                 (9)            195,740
 Municipal bonds
         Tax exempt                                     26,903              1,987                 --              28,890
         Taxable                                        11,119                606                 --              11,725
 Marketable equity securities                           23,815             61,498               (463)             84,850
                                                    ---------------     ------------     ---------------     --------------

    Total investment securities                        282,039             70,955               (472)            352,522
                                                    ---------------     ------------     ---------------     --------------

Mortgage-backed securities:
 U.S. Government & agency                              134,825              3,222                 --             138,047
 U.S. Agency issued collateralized
      Mortgage obligations                             111,107              4,003                 --             115,110
                                                    ---------------     ------------     ---------------     --------------
    Total mortgage-backed securities                   245,932              7,225                 --             253,157
                                                    ---------------     ------------     ---------------     --------------
    Total available for sale                       $   527,971         $   78,180       $       (472)       $    605,679
                                                    ===============     ============     ===============     ==============

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                                                               DECEMBER 31, 2001
                                                 -------------------------------------------------------------------------
                                                                           GROSS             GROSS
                                                       AMORTIZED         UNREALIZED        UNREALIZED
                                                         COST              GAINS             LOSSES           FAIR VALUE
                                                    ---------------     -------------    ---------------    ---------------
                                                                              (In thousands)

Investments:
 U.S. Treasury notes                               $     5,029         $      318       $         --        $      5,347
 U.S. Government agencies                               24,742                734                (12)             25,464
 Corporate bonds and notes                             187,800              2,500                (68)            190,232
 Municipal bonds
         Tax exempt                                     26,894              1,629                 --              28,523
         Taxable                                        11,108                407                 (1)             11,514
 Marketable equity securities                           20,104             70,560               (533)             90,131
                                                    --------------      ------------     ---------------     -------------

    Total investment securities                        275,677             76,148               (614)            351,211
                                                    --------------      ------------     ---------------     -------------

Mortgage-backed securities:
 U.S. Government & agency                              139,377              1,581                (90)            140,868
 U.S. Agency issued collateralized
      mortgage obligations                             111,530              2,872                 --             114,402
                                                    --------------      ------------     ---------------     -------------

    Total mortgage-backed securities                   250,907              4,453                (90)            255,270
                                                    --------------      ------------     ---------------     -------------

    Total available for sale                       $   526,584         $   80,601       $       (704)       $    606,481
                                                    ==============      ============     ===============     =============

(3)   COMPREHENSIVE INCOME

      The following tables represent components and the related tax effects allocated to other comprehensive income for the three month periods ended
      March 31, 2001 and March 31, 2000.


                                                                                      THREE MONTHS ENDED
                                                                                        MARCH 31, 2001
                                                                    ------------------------------------------------------
                                                                           BEFORE
                                                                             TAX            INCOME TAX       NET-OF-TAX
                                                                           AMOUNT             EFFECT           AMOUNT
                                                                           ------             ------           ------
                                                                                          (In thousands)

Unrealized loss on available for sale securities:
 Unrealized holding loss arising during
      the period                                                       $     (869)     $         347       $     (522)
 Reclassification adjustment for gains realized
      during the period                                                    (1,320)               527             (793)

                                                                        ------------     ----------------   -------------
    Other comprehensive income                                         $   (2,189)     $         874       $   (1,315)
                                                                        ============     ================   =============

 Total comprehensive income was $6.1 million for the three-month period ending March 31, 2001.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                        MARCH 31, 2001
                                                                    ------------------------------------------------------
                                                                           BEFORE
                                                                             TAX            INCOME TAX       NET-OF-TAX
                                                                           AMOUNT             EFFECT           AMOUNT
                                                                           ------             ------           ------
                                                                                          (In thousands)

Unrealized gain on available for sale securities:
  Unrealized holding gains arising during
      the period                                                       $   12,686       $     (5,058)           7,628
  Reclassification adjustment for gains realized
      during the period                                                    (1,416)               565             (851)

                                                                        ------------     ----------------   -------------
    Other comprehensive income                                         $   11,270       $     (4,493)      $    6,777
                                                                        ============     ================   =============

    Total comprehensive income was $14.4 million for the three-month period ending March 31, 2000.

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

    The weighted-average shares and earnings per share for the three-month periods ended March 31 are detailed in the table below.


    (In thousands, except per share data)

                                                                            2001                         2000
                                                                      ----------------             ----------------
      Net income                                                      $         7,450              $         7,575
      Weighted-average common shares outstanding                               23,588                       26,607
      Diluted weighted-average common shares                                   24,157                       26,607
      Net income per common share:
         Basic                                                        $          0.32              $          0.28
         Diluted                                                      $          0.31              $          0.28

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

(5)   ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. As amended, the statement is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Upon adoption, hedging relationships were to be designed in accordance with the statement. Early adoption is permitted; however retroactive application is prohibited. This statement has not impacted the Company since the Company does not engage in hedging activities or utilize derivative instruments.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, early or retroactive application is not permitted. Management does not expect the adoption of SFAS No. 140 to have a material effect on the Company's financial position or results of operations.

Part I. Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2001 and 2000, and should be read in conjunction with American Financial Holdings, Inc.'s (the "Company") Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that are based on assumptions and may contain descriptions of future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results accurately or the actual operations of the Company are effected by many factors which include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, real estate values in the Company's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. Except as required by applicable law or regulation the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000.

Total assets at March 31, 2001 were $1,890 million representing an increase of $16.8 million or 0.9% over the December 31, 2000 level of $1,873 million. The American Savings Bank's (the "Bank") Tier 1 leverage capital ratio was 19.1% at March 31, 2001 compared to 19.3% at December 31, 2000. The Bank's total risk based capital ratio was 34.8% at March 31, 2001 compared to 35.6% at December 31, 2000, and the Company's capital to assets ratio was 24.2% and 27.4% at March 31, 2001 and December 31, 2000, respectively.

The increase in assets was primarily a result of the increase in the cash surrender value of life insurance of $15.8 million. On January 3, 2001 the Company paid the remaining 25%, or $15 million, of a $60 million single premium bank owned life insurance contract. The annual increase in cash surrender value is expected to provide a return in excess of other acceptable investments with comparable risk and tax attributes. Other increases in assets were $1.3 million or 0.4% in investment securities from $351.2 million at December 31, 2000 to $352.5 million at March 31, 2001, $7.1 million or 60.6% to $18.9 million in federal funds sold at March 31, 2001 from $11.7 million at December 31, 2000. These increases were offset by decreases of $2.1 million or 0.9% in mortgage-backed securities and $3.0 million or 0.3% in the loan portfolio, and a decrease in cash and due from banks of $1.8 million or 10.4%. The decrease in mortgage-backed securities was due to maturing securities which the Company chose not to re-invest due to the lower yields available during the period. The decrease in the loan portfolio was primarily in first mortgage loans due to pay-offs attributable to the lower rate environment that existed during that period. The decrease in cash was the result of a decrease in balances held at the Federal Reserve Bank.

Deposits decreased $4.0 million, or 0.4%, to $1,122 million at March 31, 2001 from $1,126 million at December 31, 2000. The $4.0 million decrease resulted primarily from a $27.1 million decrease in time and retirement accounts offset by a $23.1 million increase in core accounts which consist of savings, money market, NOW and customer demand deposit accounts. Federal Home Loan Bank advances and other borrowings increased $74.5 million to $252.4 million at March 31, 2001 from $177.9 million at December 31, 2000. The increase in FHLB advances and other borrowings was used primarily to fund treasury stock purchases. Other liabilities increased by $4.3 million, or 38.1% from $11.4 million at December 31, 2000 to $15.7 million at March 31, 2001.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $3.3 million at March 31, 2001 compared to $3.2 million at December 31, 2000. Nonperforming assets to total assets were 0.17% both at March 31, 2001 and December 31, 2000. Real estate owned increased by $129,000 to $340,000 at March 31, 2001 from $211,000 at December 31, 2000. The relatively low level of other real estate owned reflects the current favorable economic conditions in the Company's market area and the Company's strict underwriting guidelines. Future losses could occur if the economic conditions decline.

The allowance for loan losses at March 31, 2001 and December 31, 2000 was $10.9 million and $10.6 million respectively, which represented 368.3% of nonperforming loans and 0.94% of total loans at March 31, 2001 as compared to 352.6% of nonperforming loans and 0.92% of total loans at December 31, 2000.

Total equity decreased $56.4 million to $457.6 million at March 31, 2001 compared to $514.0 million at December 31, 2000. This decrease resulted from the purchase by the Company of 2,869,185 shares of common stock totaling $59.2 million, the net payment of dividends totaling $4.3 million and a decrease of $1.3 million in accumulated other comprehensive income. The decrease was partially offset by net income of $7.5 million. The decrease in other comprehensive income resulted from a decrease in after-tax net unrealized loss on investments, primarily in the equity portfolio.

In keeping with its capital management strategy, management announced on April 25, 2001 that it had completed its fourth share repurchase program and that the Board of Directors had authorized an additional repurchase of 5%, or 1,178,485 shares, of its outstanding stock.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001
AND 2000

GENERAL

The Company's consolidated results of operations depend primarily on net interest income, or the difference between interest income earned on the Company's interest-earning assets, such as loans and securities, and the interest expense on the Company's interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income primarily from service charges and other fees earned on fee-based activities such as trust operations, insurance sales, and investment services provided by the Bank's wholly owned subsidiary, American Investment Services, Inc. ("AIS"). The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expense, professional services, furniture and fixture expense, advertising and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, and government policies and regulation.

NET INCOME. Net income decreased by $125,000, or 1.7%, to $7.5 million for the quarter ended March 31, 2001 compared to $7.6 million for the same period in 2000. The decrease was primarily driven by using funds to repurchase stock instead of investing in interest earning assets, and higher interest and non-interest expenses. These increased expenses were offset, in part, by decreases in loan loss reserves, increases in non-interest income and a decrease in tax expense.

NET INTEREST INCOME. Net interest income decreased $832,000, or 5.0%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. The decrease was primarily the result of decreased interest income resulting from the reallocation of assets from the mortgage-backed and investment portfolios to fund a single premium bank owned life insurance contract. The decrease in the average daily balance of the mortgage-backed and investment portfolios was also partially offset by an increase in the average daily balance in the loan portfolio.

Total interest and dividend income increased $353,000 to $31.4 million in the first quarter of 2001 as compared to $31.1 million in the first quarter of 2000. The increase in interest income was primarily due to a 40 basis point increase in the yield earned on interest earning assets, offset by a $78.8 million decrease in average daily balance of interest-earning assets to $1.71 billion for the three months ended March 31, 2001, compared to $1.78 billion for the three months ended March 31, 2000. Interest income on loans increased $2.6 million, or 13.8%, to $21.6 million, primarily due to a $108.9 million increase in the average daily balance of loans outstanding for the first quarter of 2001 as compared to the same period in 2000 and also to a 22 basis point increase in the yield on loans. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities decreased $2.2 million, or 19.0% for the quarter ended March 31, 2001 compared to the first quarter of the prior year. The decrease resulted primarily from a $191.6 million decrease in the average daily balances offset by a 69 basis point increase in the yield earned on such securities. The increase in yield in the first quarter of 2001 was a reflection of generally higher market rates that existed during that period.

Total interest expense for the three months ended March 31, 2001 was $15.6 million, an increase of $1.2 million, or 8.2%, compared to $14.4 million for the three months ended March 31, 2000. This increase was primarily due to a $33.7 million increase in the average daily balance of Federal Home Loan Bank advances and other borrowings to $231.9 million in the first quarter of 2001, as compared to $198.3 million for the same period in 2000 and to a 7 basis point increase in the rate paid. Interest on certificates of deposit decreased $558,000 due primarily to a decrease in the average daily balance of $35.5 million, partially offset by a 61 basis point increase in the rate paid on these deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $300,000 for the three months ended March 31, 2001, a $250,000 decrease from the $550,000 provision for the three months ended March 31, 2000. This decrease reflects a decrease in net charge-offs and management's assessment of the losses inherent in the loan portfolio. Additionally, the allowance for loan losses to loans increased to 0.94% from 0.87 % for the three months ended March 31, 2001 and March 31, 2000 respectively while the net loans charged off decreased to $66,000 from $129,000 for the three months ended March 31, 2001 and 2000 respectively.

NON-INTEREST INCOME. Non-interest income increased $830,000, or 29.2%, to $3.7 million for the three months ended March 31, 2001 from $2.8 million for the three months ended March 31, 2000, primarily due to a $793,000 increase in the cash surrender value of life insurance. Service charges and fees increased $172,000 in the first quarter of 2001 over the same period in 2000, in part due to implementing fees charged for foreign ATM transactions and increased collection rate in overdraft fees. Investment advisory fees and commissions, which are fees derived from the Bank's investment services subsidiary, AIS, decreased by $56,000 in part due to staff realignment required for the positioning of AIS to offer investment advisory services. Investment advisory services will allow AIS to transition from one-time commissions to fee-based revenues. This transition is expected to reduce revenue levels for AIS over the next several quarters but is expected to generate higher revenues in advisory fee income thereafter.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2001 was $8.2 million, an increase of $979,000, or 13.5%, compared to $7.3 million for the three months ended March 31, 2000. The increase was due to an increase in salaries and benefits of $892,000 primarily due to costs associated with the Employee Stock Ownership Plan and the Incentive Plans. Other expenses increased $179,000 or 18.8% from $954,000 to $1.1 million primarily due to additional expenses to support increased loan and deposit activity. Outside service expense decreased $193,000 or 20.6% to $742,000. The decrease was the result of increased professional and exam fees that were paid in the first quarter of last year in conjunction with the conversion to a public company.

INCOME TAX EXPENSE. Income taxes were $3.5 million for the three months ended March 31, 2001 as compared to $4.1 million for the three months ended March 31, 2000. The decrease in income taxes was primarily due to a decrease in income before income taxes and the effect of a greater percentage of tax exempt income.

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

                                                                       FOR THE THREE MONTHS ENDED
                                                       MARCH 31, 2001                              MARCH 31, 2000
                                        ----------------------------------------------------------------------------------------
                                                                         AVERAGE                                      AVERAGE
                                        AVERAGE BALANCE     INTEREST    YIELD/RATE     AVERAGE BALANCE    INTEREST   YIELD/RATE
                                        ---------------    ----------  ------------    ---------------   ---------- ------------
                                                                         (DOLLARS IN THOUSANDS)
INTEREST  EARNING ASSETS:
 Loans (1)                              $    1,148,671     $  21,608          7.52 %   $  1,039,776       $ 18,984     7.30 %
 Federal funds sold                             19,893           270          5.43           11,980            170     5.68
 Investment securities-taxable
    and Interest-earning deposits              250,705         4,715          7.52          350,499          5,725     6.53
 Investment securities-tax
    exempt (2)                                  26,897           577          8.58           15,258            321     8.42
 Mortgage-backed securities                    247,622         4,259          6.88          351,081          5,744     6.54
 FHLB stock                                     12,206           218          7.14           16,171            260     6.43

                                       ---------------    ----------   -----------    -------------    -----------  -------
      Total interest-earning                 1,705,994     $  31,647          7.42 %      1,784,765       $ 31,204     6.99 %
      assets
Non-interest-earning assets                    186,337                                       93,367
                                       ---------------                                -------------
      Total assets                      $    1,892,331                                 $  1,878,132
                                        ==============                                 ============


INTEREST-BEARING LIABILITIES:
 Deposits
    Money management accounts           $       70,961     $     562          3.21 %   $     64,219       $    424     2.65 %
    NOW accounts                                87,468           209          0.97           74,333            252     1.37
    Savings and IRA passbook                   206,364         1,022          2.01          198,292            996     2.02
     accounts
    Certificates of deposit                    730,226        10,371          5.76          765,755          9,813     5.15
                                       ---------------    ----------   -----------    -------------    -----------  -------
      Total interest-bearing deposits        1,095,019        12,164          4.51        1,102,599         11,485     4.19
 FHLB advances and other borrowings (3)        231,914         3,429          6.00          198,256          2,923     5.93
                                       ---------------    ----------   -----------    -------------    -----------  -------
      Total interest-bearing                 1,326,933     $  15,593          4.77 %      1,300,855       $ 14,408     4.45 %
         liabilities
 Non-interest bearing demand deposits           26,935                                       23,164
 Other non-interest-bearing liabilities         44,762                                       23,058
                                       ---------------                                -------------
      Total liabilities                      1,398,630                                    1,347,077
Stockholders' equity                           493,701                                      531,055
                                       ---------------                                -------------
      Total liabilities and equity      $    1,892,331                                 $  1,878,132
                                        ==============                                 ============
 Net interest-earning assets            $      379,061                                 $    483,910
                                        ==============                                 ============
 Net interest income                                       $  16,054                                      $ 16,796
                                                           =========                                      ========
 Interest rate spread                                                         2.65 %                                   2.54 %
                                                                              ====                                     ====
 Net interest margin (net interest
    income as a percentage of interest-earning                                3.76 %                                   3.76 %
    assets)                                                                   ====                                     ====

 Ratio of interest-earning assets to
    Interest-bearing liabilities                                            128.57 %                                 137.20 %
                                                                            ======                                   ======

Note 1 - Average balances include nonaccrual loans.
Note 2 - Tax exempt interest is calculated on a tax equivalent basis.
Note 3 - Includes mortgage escrow accounts

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company's main sources of liquidity are dividends from the Bank, while the main outflows are the payments of dividends, purchase of treasury stock and operating expenses. The Bank can not pay dividends to the Company without prior approval, in excess of the sum of the Bank's net profits for the current year combined with its retained net profits from the preceding two calendar years. Regulations also prohibit the payment of dividends by the Bank if doing so would cause it to be "undercapitalized". Further restrictions prohibit the payment of dividends if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations. The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investments and mortgage-backed securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are: (1) the origination of residential one-to four-family mortgage loans, single-family construction loans, home equity loans and lines of credit and consumer loans; and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them at a reasonable rate internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with broker/dealers. Additionally, the Bank has outstanding loan commitments that consist of unused lines of credit available through ready reserve lines of credit, equity lines of credit and commitments for mortgages loans.

The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of maturing deposits will remain with the Bank.

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2001, the Bank exceeded all of its regulatory capital requirements and was considered "well capitalized" under regulatory guidelines.


IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

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

The Company's market risk also includes equity price risk. The marketable equity securities portfolio had net unrealized gains of $61.0 million at March 31, 2001 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

QUANTITATIVE ASPECTS OF MARKET RISK. The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. As a result of the assumptions used, these computations should not be relied upon as indicative of actual results. Further, these computations do not reflect any actions that management may undertake in responses to changes in interest rates. The table below sets forth, as of March 31, 2001 and December 31, 2000 estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and down.

In an up 200 basis point environment, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities were 14.05% and 15.96% on March 31, 2001 and December 31, 2000, respectively. In a down 200 basis point environment, the CPR prepayment assumptions on mortgage loans and securities were 29.62% and 29.59% on March 31, 2001 and December 31, 2000, respectively. On both March 31, 2001 and December 31, 2000, the rates paid on non-maturity deposits (savings, money management and NOW accounts) were assumed not to change under either interest rate environment.

                                  Estimated Changes in Annual Net Interest Income
    Increase/                     -----------------------------------------------
    (Decrease)                      March 31, 2001          December 31, 2000
    in market                       --------------          -----------------
    interest rates                          (Dollars in thousands)
    in basis points                $              %             $             %
    (Rate Shock)                 Change         Change        Change        Change
    ---------------------------------------------------------------------------------

    200                         $ 1,177          1.83%         $178          0.27%
    Static                          -             -             -             -
    (200)                       $(1,865)        (2.90)%     $(1,507)        (2.27)%

Comparing the changes in net interest income on March 31, 2001 and December 31, 2000, the estimated change in net interest income decreased by $358,000 from ($1.51 million) to ($1.87 million) under a down 200 basis point environment. Correspondingly, under an up 200 basis point environment, the estimated change in net interest income improved by $999,000 from $178,000 to $1.18 million. These changes are attributable to an increase in asset sensitivity, which resulted from the growth of short-term assets, and an extension in certificate of deposits maturities which reduced the amount of maturities over the next year. Overall this represents a modest change in the basic interest rate risk profile of the Company.

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

                                American Financial Holdings, Inc.

Date: May 15, 2001              /s/ Robert T. Kenney
                                --------------------
                                Robert T. Kenney
                                Chairman, President and Chief Executive Officer

Date: May 15, 2001              /s/ Charles J. Boulier, III
                                --------------------------
                                Charles J. Boulier, III
                                Executive Vice President, Chief Financial
                                Officer and Treasurer