Form 10-Q
period 2001-06-30
AMERICAN FINANCIAL HOLDINGS INC
filed 2001-08-13
CIK 1095862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarter ended June 30, 2001 or

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

Yes [X ]                   No [  ]


                      Common Stock Par Value $.01 Per Share
                   22,274,081 Outstanding as of August 8, 2001

                                      INDEX
                                     -------
Part I. Item 1. Financial Information                                                               Page

        A.      Consolidated Balance Sheets as of June 30, 2001 (unaudited) and                        1
                  December 31, 2000 (audited)

        B.      Consolidated Statements of Income (unaudited) for the Three and Six Months             2
                  Ended June 30, 2001 and June 30, 2000

        C.      Consolidated Statements of Cash Flows (unaudited) for the Six Months                   3
                  Ended June 30, 2001 and June 30, 2000

        D.      Notes to Consolidated Financial Statements                                             4

        Item 2. Management's Discussion and Analysis of Consolidated Financial                        12
                 Condition and Results of Operations

        Item 3. Qualitative and Quantitative Disclosures about Market Risk                            21

Part II. Other Information

        Item 1. Legal Proceedings                                                                     22

        Item 2. Changes in Securities and Use of Proceeds                                             22

        Item 3. Defaults Upon Senior Securities                                                       22

        Item 4. Submission of Matters to a Vote of Security Holders                                   22

        Item 5. Other Information                                                                     22

        Item 6. Exhibits and Reports on Form 8-K                                                      23

Signatures                                                                                            23

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)                   (Audited)
                                                                          June 30, 2001              December 31, 2000
                                                                          -------------              -----------------
                                                                        (In thousands, except share and per share data)
                                ASSETS
 Cash and due from banks:
  Non-interest bearing                                                    $      19,510                $      17,293
  Interest bearing                                                                   24                           21
                                                                          -------------                -------------
   Total cash and due from banks                                                 19,534                       17,314
 Federal funds sold                                                               8,300                       11,740
                                                                          -------------                -------------
   Cash and cash equivalents                                                     27,834                       29,054

 Investment securities available for sale (amortized cost of $261,483
   at June 30, 2001 and $275,677 at December 31, 2000)                          329,423                      351,211
 Mortgage-backed securities available for sale (amortized cost of
   $234,779 at June 30, 2001 and $250,907 at December 31, 2000)                 240,983                      255,270
 Loans, less allowance for loan losses of $10,900 at June 30, 2001
   and $10,624 at December 31, 2000                                           1,197,280                    1,151,048
 Accrued interest and dividends receivable on investments                         6,500                        7,058
 Accrued interest receivable on loans                                             5,954                        5,954
 Federal Home Loan Bank stock                                                    13,146                       12,194
 Bank premises and equipment, net                                                12,966                       13,348
 Real estate owned                                                                  295                          211
 Cash surrender value of life insurance                                          61,615                       45,022
 Other assets                                                                     4,538                        3,088
                                                                          -------------                -------------
  Total assets                                                            $   1,900,534                $   1,873,458
                                                                          =============                =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits                                                                 $   1,122,153                    1,126,336
 Mortgagors' escrow and other deposits                                           37,846                       19,554
 FHLB advances and other borrowings                                             272,444                      177,944
 Deferred income tax liability                                                   21,460                       24,280
 Accrued interest payable on deposits and FHLB advances                           1,898                        1,622
 Other liabilities                                                               13,848                        9,755
                                                                          -------------                -------------
   Total liabilities                                                          1,469,649                    1,359,491

 Stockholders' Equity
   Preferred stock, $.01 par value; authorized 10,000,000 shares,                   -                            -
     none issued
   Common stock, $.01 par value; authorized 120,000,000 shares,
     28,871,100 shares issued                                                       289                          289
   Additional paid-in capital                                                   284,380                      282,676
   Unallocated common stock held by ESOP (2,133,484 shares)                     (23,703)                     (23,703)
   Stock-based compensation                                                        (213)                         (78)
  Treasury stock                                                               (144,494)                     (56,707)
   Retained earnings                                                            270,046                      263,452
   Accumulated other comprehensive income                                        44,580                       48,038
                                                                          -------------                -------------
    Total stockholders' equity                                                  430,885                      513,967
                                                                          -------------                -------------
   Total liabilities and stockholders' equity                             $   1,900,534                $   1,873,458
                                                                          =============                =============
  See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                    For the Three Months            For the Six Months
                                                                       Ended June 30,                 Ended June 30,
                                                                    ----------------------         -----------------------
                                                                       2001        2000               2001         2000
                                                                    ----------  ----------         ----------   ----------
                                                                            (In thousands, except per share data)
Interest and dividend income:
    Real estate mortgage loans                                      $  14,809   $  13,389          $  29,707    $  26,547
    Consumer and commercial loans                                       6,153       6,227             12,863       12,054
    Mortgage-backed securities                                          4,121       5,775              8,380       11,519
    Federal funds sold                                                    208          38                478          208
    Investment securities:
       Interest-taxable                                                 3,765       5,222              7,815       10,543
       Interest-tax exempt                                                375         291                750          499
       Dividends                                                          946         788              1,829        1,452
                                                                    ----------  ----------         ----------   ----------
          Total interest and dividend income                           30,377      31,730             61,822       62,822
                                                                    ----------  ----------         ----------   ----------

Interest expense:
    Deposits                                                           11,863      11,673             24,027       23,158
    Federal Home Loan Bank advances and other short-term
       borrowings                                                       3,828       2,805              7,257        5,728
                                                                    ----------  ----------         ----------   ----------
          Total interest expense                                       15,691      14,478             31,284       28,886
                                                                    ----------  ----------         ----------   ----------

          Net interest income before provision for loan losses         14,686      17,252             30,538       33,936

Provision for loan losses                                                 100         570                400        1,120
                                                                    ----------  ----------         ----------   ----------
          Net interest income after provision for loan losses          14,586      16,682             30,138       32,816
                                                                    ----------  ----------         ----------   ----------

Non-interest income:
    Service charges and fees                                            1,334         918              2,403        1,815
    Investment commissions and advisory fees                              501         469                890          914
    Net gain on sale of investment securities                           3,838       1,570              5,158        2,986
    Increase in cash surrender value of life insurance                    800           -              1,593            -
    Other                                                                 116          89                222          178
                                                                    ----------  ----------         ----------   ----------
          Total non-interest income                                     6,589       3,046             10,266        5,893
                                                                    ----------  ----------         ----------   ----------

Non-interest expense:
    Salaries and employee benefits                                      6,948       4,047             11,737        7,944
    Occupancy expense                                                     656         582              1,348        1,228
    Furniture and fixture expense                                         443         416                867          859
    Outside services                                                      713         563              1,455        1,498
    Advertising                                                           528         411                951          760
    Other                                                               1,234       1,082              2,402        2,071
                                                                    ----------  ----------         ----------   ----------
          Total non-interest expense                                   10,522       7,101             18,760       14,360
                                                                    ----------  ----------         ----------   ----------

          Income before income taxes                                   10,653      12,627             21,644       24,349

Income taxes                                                            3,403       4,240              6,944        8,387
                                                                    ----------  ----------         ----------   ----------

          Net income                                                $   7,250   $   8,387          $  14,700    $  15,962
                                                                    ==========  ==========         ==========   ==========

Basic earnings per share                                            $    0.35   $    0.31           $   0.66    $    0.60
Diluted earnings per share                                               0.34        0.31               0.64         0.60
Dividends per share                                                     0.165        0.15               0.33         0.15

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                  For the six months ended
                                                                                          June 30,
                                                                                ---------------------------
                                                                                   2001             2000
                                                                                ----------       ----------
                                                                                      (In thousands)

Operating activities:
     Net income                                                                 $   14,700       $   15,962
     Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                   400            1,120
           Depreciation and amortization of bank premises and equipment                954              966
           Gain on disposition of fixed assets                                           -               (4)
           Net accretion of discounts                                                 (827)            (494)
           Decrease (increase) in accrued interest and dividends receivable            558             (241)
           Gain on sale of investment securities available for sale                 (5,158)          (2,986)
           (Increase) decrease in other assets                                      (1,450)              83
           Increase in other liabilities                                             4,369            2,817
           Increase in net deferred loan origination costs                            (943)             (36)
           Gain on sale of loans                                                        (4)              (3)
           Net gain on disposition of real estate owned                                (75)            (141)
           Increase in cash surrender value of life insurance                       (1,593)               -
           Change in deferred income tax (benefit) expense                            (526)              15
                                                                                -----------      -----------
              Net cash provided by operating activities                             10,405           17,058
                                                                                -----------      -----------

Investing activities:
     Investment securities available for sale:
        Purchases                                                                  (16,135)         (87,757)
        Proceeds from sales                                                         18,835            3,018
        Proceeds from maturities                                                    17,000          103,100
     Mortgage-backed securities available for sale
        Purchases                                                                        -          (14,528)
        Principal paydowns                                                          16,607           15,304
     Proceeds from sale of loans                                                     7,431              514
     Net increase in loans                                                         (53,561)         (53,872)
     (Purchases) redemption of Federal Home Loan Bank stock                           (952)           4,208
     Purchases of bank premises and equipment                                         (598)          (1,184)
     Proceeds from the sales of real estate owned                                      437              703
     Disposition of fixed assets                                                        26               37
     Purchase of life insurance                                                    (15,000)               -
                                                                                -----------      -----------
           Net cash used by investing activities                                   (25,910)         (30,457)
                                                                                -----------      -----------

Financing activities:
     Increase in demand deposits, regular savings, NOW and money market accounts    41,800           19,859
     Decrease in certificates of deposits and retirement accounts                  (45,983)            (118)
     Increase in mortgagors' escrow and other deposits                              18,292            9,402
     Long term advances from the Federal Home Loan Bank                             94,500           40,000
     Maturities of long term advances from the Federal Home Loan Bank                    -          (81,500)
     Short term advances from FHLB                                                   7,565          219,532
     Maturities of short term advances from FHLB                                    (7,565)        (213,432)
     Advances from short and long term repurchase agreements                             -           31,353
     Maturities of short term repurchase agreements                                      -          (21,353)
     Dividends paid                                                                 (8,106)          (3,956)
     Acquisition of common stock for stock-based compensation                         (135)             (36)
     Purchases of treasury stock                                                   (93,300)          (3,169)
     Net issue of stock                                                              7,217                -
                                                                                -----------      -----------
           Net cash provided (used) by financing activities                         14,285           (3,418)
                                                                                -----------      -----------

Decrease in cash and cash equivalents                                               (1,220)         (16,817)

Cash and cash equivalents at beginning of period                                    29,054           30,604
                                                                                -----------      -----------

Cash and cash equivalents at end of period                                          27,834           13,787
                                                                                ===========      ===========

Supplemental information:
     Cash paid during the period ended:
        Income taxes                                                                 7,150            8,400
        Interest paid on deposits and borrowings                                    31,008           28,944
     Transfers of loans to real estate owned                                           446              138

See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS, STOCK OFFERING AND PENDING ACQUISITION

       American Financial Holdings, Inc. (the "Company" or the "Parent Company") is a savings and loan holding company. The Company's subsidiary, American Savings Bank (the "Bank"), provides a wide range of banking, financing, fiduciary and other financial services to individuals and businesses located primarily in Connecticut and to a lesser extent in Massachusetts and Rhode Island. The Company is subject to the regulation of certain state and federal agencies and undergoes periodic examination by those regulatory authorities.

       The Bank completed its conversion from a mutual savings bank to a stock savings bank (the "Conversion") on November 30, 1999. Concurrent with the Bank's conversion, the Parent Company was formed, acquired all of the Bank's common stock and issued its common stock in a subscription and direct community offering to the public. As part of the Conversion, the Bank issued all of its common stock to the Company for 50% of the net proceeds from the Company's sale of common stock in the subscription and direct community offering. The Conversion resulted in net proceeds of $261.0 million after offering costs of $6.3 million.

       On July 19, 2001, the Company and American Bank of Connecticut ("American Bank") entered into a definitive agreement (the "Agreement") whereby the Company will acquire all of the outstanding common stock of American Bank for stock and cash equal to approximately $153 million. Immediately after the completion of the acquisition, American Bank will be merged with and into American Savings Bank. The Board of Directors of the Company expects the transaction to close in the fourth quarter of 2001. The transaction will be accounted for as a purchase (see Note 5), and is subject to approval by American Bank shareholders and Federal and State regulatory agencies.

       Under certain circumstances, if the Agreement is terminated by the Company for the reasons set forth in the Agreement before consummation of the merger, American Bank of Connecticut may be required to pay the Company cash of $6.1 million plus out of pocket expenses.

       BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and notes thereto included in the Company's 2000 annual report filed on Form 10-K. The consolidated financial statements include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


       and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term include the determination of the allowance for loan losses.

       All adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary for fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for interim periods are not necessarily indicative of the results that may be expected for another interim period or a full year.

       RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform to the current year presentation.

                        AMERICAN FINANCIAL HOLDINGS, INC

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


 (2)   INVESTMENT AND MORTGAGE-BACKED SECURITIES

       The Company classified all investment and mortgage-backed securities as available for sale as of June 30, 2001 and December 31, 2000. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment and mortgage-backed securities at June 30, 2001 and December 31, 2000 are as follows:

                                                                              JUNE 30, 2001

                                                 -------------------------------------------------------------------------
                                                                            GROSS           GROSS
                                                       AMORTIZED          UNREALIZED      UNREALIZED
                                                         COST               GAINS           LOSSES           FAIR VALUE
                                                    ---------------     -------------    ---------------    ---------------
                                                                              (In thousands)
   Investment securities:
       U.S. Treasury notes                        $     5,025          $    343           $     --         $     5,368
       U.S. Government agencies                        19,760               944                 --              20,704
       Corporate bonds and notes                      170,777             4,976                 (5)            175,748
       Municipal bonds
            Tax exempt                                 26,911             1,767                 --              28,678
            Taxable                                    11,130               640                 --              11,770
       Marketable equity securities                    27,880            59,574               (299)             87,155
                                                    ---------------     ------------     ---------------     --------------
           Total investment securities                261,483            68,244               (304)            329,423
                                                    ---------------     ------------     ---------------     --------------

   Mortgage-backed securities:
       U.S. Government & agency                       124,736             2,533               (111)            127,158
       U.S. Agency issued collateralized
             mortgage obligations                     110,043             3,783                 (1)            113,825
                                                    ---------------     ------------     ---------------     --------------
           Total mortgage-backed securities           234,779             6,316               (112)            240,983
                                                    ---------------     ------------     ---------------     --------------
           Total available for sale              $    496,262          $ 74,560           $   (416)        $   570,406
                                                    ===============     ============     ===============     ==============


At June 30, 2001, the net unrealized gain on securities available for sale of $74.1 million, net of income taxes of $29.5 million, is shown as accumulated other comprehensive income of $44.6 million in stockholders' equity.

                        AMERICAN FINANCIAL HOLDINGS, INC

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                                                             DECEMBER 31, 2000
                                                    ----------------------------------------------------------------------
                                                                            GROSS           GROSS
                                                       AMORTIZED          UNREALIZED      UNREALIZED
                                                         COST               GAINS           LOSSES           FAIR VALUE
                                                    --------------     -------------     ---------------     -------------
                                                                              (In thousands)
   Investment securities:
       U.S. Treasury notes                       $         5,029   $            318  $            --     $          5,347
       U.S. Government agencies                           24,742                734              (12)              25,464
       Corporate bonds and notes                         187,800              2,500              (68)             190,232
       Municipal bonds
            Tax exempt                                    26,894              1,629               --               28,523
            Taxable                                       11,108                407               (1)              11,514
       Marketable equity securities                       20,104             70,560             (533)              90,131
                                                    --------------      ------------     ---------------     -------------
           Total investment securities                   275,677             76,148             (614)             351,211
                                                    --------------      ------------     ---------------     -------------
   Mortgage-backed securities:
         U.S. Government & agency                        139,377              1,581              (90)             140,868
         U.S. Agency issued collateralized
              mortgage obligations                       111,530              2,872               --              114,402
                                                    --------------      ------------     ---------------     -------------
           Total mortgage-backed securities              250,907              4,453              (90)             255,270
                                                    --------------      ------------     ---------------     -------------
           Total available for sale              $       526,584   $         80,601  $          (704)    $        606,481
                                                    ==============      ============     ===============     =============

       At December 31, 2000, the net unrealized gain on securities available for sale of $79.9 million, net of income taxes of $31.9 million, is shown as accumulated other comprehensive income of $48.0 million in stockholders' equity.

                        AMERICAN FINANCIAL HOLDINGS, INC

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


(3)      COMPREHENSIVE INCOME

       The following tables represent components (and the related tax effects) of other comprehensive income/ loss for the three and six month periods ended June 30, 2001 and 2000.

                                                                                         THREE MONTHS ENDED
                                                                                           JUNE 30, 2001

                                                                    -------------------------------------------------------
                                                                           BEFORE
                                                                             TAX             INCOME TAX        NET-OF-TAX
                                                                           AMOUNT              EFFECT            AMOUNT
                                                                           ------              ------            ------
                                                                                          (In thousands)
    Unrealized loss on available for sale securities:
       Unrealized holding gain arising during
            the period                                              $           274   $            (109)   $          165
       Reclassification adjustment for net gains realized
          during the period                                                  (3,838)              1,530            (2,308)
                                                                         ------------     ----------------    -------------
          Other comprehensive loss                                  $        (3,564)  $           1,421    $       (2,143)
                                                                         ============     ================    =============

       Total comprehensive income was $5.1 million for the three-month period ended June 30, 2001.

                                                                                     SIX MONTHS ENDED
                                                                                      JUNE 30, 2001
                                                                    ---------------------------------------------------
                                                                           BEFORE
                                                                             TAX          INCOME TAX           NET-OF-TAX
                                                                           AMOUNT              EFFECT            AMOUNT
                                                                           ------              ------            ------
                                                                                          (In thousands)
    Unrealized loss on available for sale securities:
       Unrealized holding loss arising during
            the period                                              $          (595)   $              237  $         (358)
       Reclassification adjustment for gains realized
          during the period                                                  (5,158)                2,058          (3,100)
                                                                         ------------     ----------------    -------------
          Other comprehensive loss                                  $        (5,753)   $            2,295  $       (3,458)
                                                                         ============     ================    =============

       Total comprehensive income was $11.2 million for the six-month period ended June 30, 2000.

                        AMERICAN FINANCIAL HOLDINGS, INC

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                      JUNE 30, 2000
                                                                    -------------------------------------------------------
                                                                           BEFORE
                                                                             TAX             INCOME TAX        NET-OF-TAX
                                                                           AMOUNT              EFFECT            AMOUNT
                                                                           ------              ------            ------
                                                                                          (In thousands)
    Unrealized loss on available for sale securities:
       Unrealized holding losses arising during
            the period                                              $         (3,298) $           1,315            (1,983)
     Reclassification adjustment for net gains realized
          during the period                                                   (1,570)               626              (944)
                                                                         ------------     ----------------    -------------
          Other comprehensive loss                                  $         (4,868) $           1,941    $       (2,927)
                                                                         ============     ================    =============

       Total comprehensive income was $5.5 million for the three-month period ending June 30, 2000.

                                                                                     SIX MONTHS ENDED
                                                                                      JUNE 30, 2000
                                                                    ---------------------------------------------------
                                                                           BEFORE
                                                                             TAX             INCOME TAX        NET-OF-TAX
                                                                           AMOUNT              EFFECT            AMOUNT
                                                                           ------              ------            ------
                                                                                          (In thousands)
    Unrealized gain on available for sale securities:
       Unrealized holding gains arising during
            the period                                              $         9,387   $           (3,744)  $        5,643
     Reclassification adjustment for net gains realized
          during the period                                                  (2,986)               1,192           (1,794)
                                                                         ------------     ----------------    -------------
          Other comprehensive income                                $         6,401   $           (2,552)  $        3,849
                                                                         ============     ================    =============

       Total comprehensive income was $19.8 million for the six-month period ending June 30, 2000.

(4)      EARNINGS PER SHARE

       Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental

                        AMERICAN FINANCIAL HOLDINGS, INC

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

       common shares (using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted stock is not included in the calculation of basic earnings per share.

       The weighted-average shares and earnings per share for the three and six-month periods ended June 30 are detailed in the table below.

(In thousands, except per share data)

                                                                    THREE MONTHS                   SIX MONTHS
                                                                    ENDED JUNE 30                 ENDED JUNE 30
                                                                  2001         2000              2001         2000
                                                               ----------   ----------       -----------  -----------

Net income                                                  $      7,250 $      8,387      $     14,700 $     15,962
Weighted-average common shares outstanding                        20,896       26,654            22,241       26,636
Diluted weighted-average common shares                            21,499       26,886            22,829       26,753
Net income per common share:
          Basic                                                     0.35         0.31              0.66         0.60
          Diluted                                                   0.34         0.31              0.64         0.60


(5)    ACCOUNTING STANDARDS

       In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extingushments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial statements.

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and other Intangible Assets". Among other things, SFAS 141 requires the use of the purchase method to account for all business combinations; use of the pooling-of-interests method is not permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed for impairment. Amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end entities, such as the Company, will be January 1, 2002. Intangible assets other than goodwill (such as core deposit intangibles) are amortized to expense over their estimated useful lives.

       SFAS No. 142 applies to goodwill and other intangible assets acquired after June 30, 2001 and accordingly, will be applied by the Company upon its acquisition of American Bank of Connecticut (See note 1).

PART I. ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2001 and 2000, and should be read in conjunction with American Financial Holdings, Inc.'s (the "Company") Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that are based on assumptions and may contain descriptions of future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results accurately or the actual operations of the Company are effected by many factors which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, real estate values in the Company's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. Except as required by applicable law or regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000.

Total assets at June 30, 2001 were $1.90 billion representing an increase of $27.1 million or 1.4% over the December 31, 2000 level of $1,873 million. The American Savings Bank's (the "Bank") Tier 1 leverage capital ratio was 17.3% at June 30, 2001 compared to 19.3% at December 31, 2000. The Bank's total risk based capital ratio was 30.6% at June 30, 2001 compared to 35.6% at December 31, 2000, and the Company's capital to assets ratio was 22.7% and 27.4% at June 30, 2001 and December 31, 2000, respectively.

The increase in assets was primarily a result of increases of $46.5 million, or 4.0% in gross loans, $16.6 million in the cash surrender value of bank owned life insurance (BOLI), $1.5 million in other assets and approximately $952,000 in Federal Home Loan Bank Stock. These increases were primarily offset by decreases of $21.8, million or 6.2% in investment securities, $14.3 million, or 5.6% in mortgage-backed securities, $1.2 million, or 4.2% in cash and cash equivalents and $558,000, or 7.9%, in accrued interest and dividends receivable. The increase in loans was primarily in one-to four-family mortgages, home improvement and equity lines of credit secured by mortgages due to expansion of the Company's loan market into Massachusetts and Rhode Island and to continued penetration in Fairfield County, Connecticut. The increase in BOLI was due to the Company paying the remaining 25%, or $15 million, of a $60 million single premium bank owned life insurance contract. The period increase in cash surrender value, which for the six-month period was $1.6 million, is expected to provide a return in excess of other acceptable investments with comparable risk and tax attributes. The loan originations and BOLI purchase were funded in part with maturities and sales of investment and mortgage-backed securities. The increase in FHLB stock was due to an increase in FHLB borrowings, which increases the

FHLB stock holding requirements. The increase in other assets was due to a reclassification between current and deferred taxes.

The decrease in investment securities was due to the Company's decision to take advantage of market conditions and realize gains on investment sales to purchase the BOLI and to fund loan growth. The decrease in mortgage-backed securities was due to maturing securities which the Company chose not to re-invest due to the lower yields available during the period. The proceeds from these maturities were used to fund loan originations and the payment of the BOLI premium. The decrease in cash and cash equivalents was due to the decrease of $3.4 million in federal funds sold, partially offset by a $2.2 million increase in cash primarily as the result of increased balances held at the Federal Reserve Bank. The decrease in accrued interest was due in part to a lower level of investments and mortgage-backed securities.

Deposits decreased $4.2 million, or 0.4%, to $1,122 million at June 30, 2001 from $1,126 million at December 31, 2000. The $4.2 million decrease resulted primarily from a $46.0 million decrease in time and retirement accounts offset by a $41.8 million increase in core accounts which consist of savings, money market, NOW and customer demand deposit accounts. Time deposits decreased as higher rate CD's matured and were replaced by lower cost core deposits. The core deposit increase was due to market conditions and sales effort. Mortgagors escrow and other deposits increased $18.3 million or 93.5% due primarily to the timing of escrowed real estate tax payments to municipalities. Federal Home Loan Bank advances and other borrowings increased $94.5 million to $272.4 million at June 30, 2001 from $177.9 million at December 31, 2000. The increase in FHLB advances and other borrowings was used primarily to fund treasury stock purchases and loan growth.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $3.6 million at June 30, 2001 compared to $3.2 million at December 31, 2000. The ratios of nonperforming assets to total assets were 0.19% at June 30, 2001 and 0.17% at December 31, 2000. Real estate owned increased by $84,000 to $295,000 at June 30, 2001 from $211,000 at December 31, 2000. The modest levels of nonperforming assets reflect the current favorable economic conditions in the Company's market area and the Company's strict underwriting guidelines and collection practices. Future increases in nonperforming loans and other real estate owned could occur if economic conditions decline.

The allowance for loan losses at June 30, 2001 and December 31, 2000 was $10.9 million and $10.6 million, respectively, which represented 330.9% of nonperforming loans and 0.91% of total loans at June 30, 2001 as compared to 352.6% of nonperforming loans and 0.92% of total loans at December 31, 2000. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other assumptions used by management to determine the current level of the allowance for loan losses.

The following table sets forth information regarding nonperforming loans and other real estate owned:

                                             JUNE 30,      DECEMBER 31,
                                              2001            2001
                                            ---------     -------------
                                              (Dollars in thousands)
        Non-accruing loans:
         One-to four-family real estate     $   3,269         $   2,709
         Consumer                                  25               304
                                            ---------         ---------
          Total                                 3,294             3,013
         Real estate owned                        295               211
                                            ---------         ---------
                                            $   3,589         $   3,224
                                            =========         =========
        Total non-performing loans as
         a percentage of total loans             0.27%             0.26%

        Total non-performing assets as
         a percentage of total assets            0.19%             0.17%



Total stockholders' equity decreased $83.1 million to $430.9 million at June 30, 2001 compared to $514.0 million at December 31, 2000. This decrease resulted from the repurchase by the Company of 4,440,338 common stock at a total cost of $92.2 million, the payment of dividends totaling $8.1 million and a decrease of $3.5 million in accumulated other comprehensive income. The decrease in other comprehensive income resulted from a decrease in after-tax net unrealized gain on investments, primarily in the equity portfolio. The decrease was partially offset by net income of $14.7 million.

In keeping with its capital management strategy, management announced on June 18, 2001 that it had completed its fifth share repurchase program and that the Board of Directors had authorized an additional repurchase of 10%, or 2,236,577 shares, of the Company's outstanding stock.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
2000

GENERAL

The Company's consolidated results of operations depend primarily on net interest income, or the difference between interest income earned on the Company's interest-earning assets, such as loans and securities, and the interest expense on the Company's interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income primarily from the sale of investment securities, from service charges and other fees earned on fee-based activities such as trust operations, insurance sales, and investment services provided by the Bank's wholly owned subsidiary, American Investment Services, Inc. ("AIS"). The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expense, professional services, furniture and fixture expense, advertising and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, and government policies and regulation.

NET INCOME. Net income decreased by $1.1 million, or 13.6%, to $7.3 million for the quarter ended June 30, 2001 compared to $8.4 million for the same period in 2000. The decrease was primarily driven by using proceeds from the sale and maturity of investments and mortgage-backed securities to repurchase stock and to purchase BOLI instead of reinvesting them in interest earning assets, and higher interest and non-interest expenses. These factors were offset, in part, by a decrease in the loan loss provision, increases in non-interest income and a decrease in tax expense.

NET INTEREST INCOME. Net interest income decreased $2.6 million, or 14.9%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The decrease was due primarily to decreased interest income resulting from the reallocation of assets from the mortgage-backed and investment portfolios to fund a single premium bank owned life insurance contract and repurchase treasury shares, and an increase in interest expense due primarily to an increase of $75.1 million in the average daily balance of FHLB borrowings.

Total interest and dividend income decreased $1.4 million, or 4.3%, to $30.4 million in the second quarter of 2001 as compared to $31.7 million in the second quarter of 2000. The decrease in interest income was primarily due to a decrease of $94.5 million in the average daily balance in interest earning assets to $1,695.7 million for the three months ended June 30, 2001 compared to $1,790.2 million for the three months ended June 30, 2000, partially offset by a 9 basis point increase in the yield on interest earning assets. Interest income on loans increased $1.3 million, or 6.9%, to $21.0 million, primarily due to a $96.8 million increase in the average daily balance of loans outstanding for the second quarter of 2001 as compared to the same period in 2000, partially offset by a 15 basis point decrease in the yield on loans. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities decreased $2.8 million, or 23.2% for the quarter ended June 30, 2001 compared to the second quarter of the prior year. The decrease resulted primarily from a $207.8 million decrease in the average daily balances offset by a 58 basis point increase in the yield earned on such securities.

Total interest expense for the three months ended June 30, 2001 was $15.7 million, an increase of $1.2 million, or 8.4%, compared to $14.5 million for the three months ended June 30, 2000. This increase was primarily due to a $75.1 million, or 40.0% increase in the average daily balance of Federal Home Loan Bank advances and other borrowings to $262.8 million in the second quarter of 2001, as compared to $187.7 million for the same period in 2000 partially offset by a 15 basis point decrease in the rate paid. Interest on deposits increased $190,000 due primarily to an increase of 9 basis points in the rate paid partially offset by a decrease of $5.8 million in the average daily balance.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $100,000 for the three months ended June 30, 2001, a decrease of $470,000, or 82.5%, from the $570,000 provision for the three months ended June 30, 2000. This decrease reflects a decrease in net charge-offs and management's assessment of the losses inherent in the loan portfolio including the impact of continuing growth. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses in the portfolio. The adequacy of the allowance for loan losses is regularly evaluated by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and other pertinent factors. While management uses the best available information to estimate the allowance for loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

NON-INTEREST INCOME. Non-interest income increased $3.5 million, or 116.3%, to $6.6 million for the three months ended June 30, 2001 from $3.0 million for the three months ended June 30, 2000, due to net gains on the sale of investment securities of $2.3 million, an $800,000 increase in the cash surrender value of BOLI and a $416,000 increase in service charges and fees. The increase in service charges and fees was in part due to implementing fees charged for foreign ATM transactions, increased collection rate in overdraft fees, implementation of new fee schedules, and increased sales of fixed annuity products which was driven by market conditions. The increase in gains on the sale of investment securities is due to the Company selling securities to diversify its portfolio and to take advantage of market conditions. The increase in cash surrender value of life insurance was the result of the purchase of the remainder of the $60 million contract of Bank Owned Life Insurance.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended June 30, 2001 was $10.5 million, an increase of $3.4 million, or 48.2%, compared to $7.1 million for the three months ended June 30, 2000. The increase was primarily due to an increase in salaries and benefits of $2.9 million which was mainly attributable to the expense of $1.7 million related to the cost of accelerating the vesting of stock-based benefits for certain retired directors, $718,000 for the full quarter cost of restricted stock and increased costs for the Employee Stock Ownership Plan resulting from the higher share price of the Company's common stock. Other expenses increased $152,000 or 14.0% from $1.1 million to $1.2 million primarily due to additional software maintenance to support enhanced Internet capabilities and other productivity enhancing software. Outside services expense increased $150,000 or 26.6% to $713,000. The increase was primarily due to consulting charges for analysis of data processing security safeguards and for human resource benefits.

INCOME TAX EXPENSE. Income taxes were $3.4 million for the three months ended June 30, 2001 as compared to $4.2 million for the three months ended June 30, 2000. The decrease in income taxes was primarily due to a decrease in income before income taxes and the effect of a greater percentage of tax exempt income.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

NET INCOME. Net income decreased by $1.3 million, or 7.9%, to $14.7 million for the six months ended June 30, 2001 compared to $16.0 million for the same period in 2000. The decrease was primarily driven by using the proceeds from the sale and maturity of securities to repurchase stock and to purchase BOLI instead of reinvesting them in interest earning assets, and higher interest and non-interest expenses. These factors were offset, in part, by a decrease in loan loss provision, increases in non-interest income and a decrease in tax expense.

NET INTEREST INCOME. Net interest income decreased $3.4 million, or 10.0%, to $30.5 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease was due in part to decreased interest income resulting from the reallocation of assets from the mortgage-backed and investment portfolios to fund a single premium bank owned life insurance contract and the reallocation of interest earning assets and increased borrowing to fund treasury share purchases. The decrease in the average daily balance of the mortgage-backed and investment portfolios was also partially offset by an increase in the average daily balance in the loan portfolio.

Total interest and dividend income decreased $1.0 million to $61.8 million for the six months ended June 30, 2001 as compared to $62.8 million for the six months ended June 30, 2000. The decrease in interest income was primarily due to a decrease of $87.1 million in the average daily balance in interest earning assets to $1.70 billion for the six months ended June 30, 2001 compared to $1,788 million for the six months ended June 30, 2000, partially offset by a 26 basis point increase in the yield on interest earning assets. Interest income on loans increased $4.0 million, or 10.3%, to $42.6 million, primarily due to a

$102.9 million increase in the average daily balance of loans outstanding for the six months of 2001 as compared to the same period in 2000. This was the result of the Company's continued expansion in out of state markets and in Fairfield County, Connecticut. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities decreased $5.0 million, or 21.1%, for the six months ended June 30, 2001 compared to the same period of the prior year. The decrease resulted primarily from a $200.2 million decrease in the average daily balances partially offset by a 64 basis point increase in the yield earned on such securities.

Total interest expense for the six months ended June 30, 2001 was $31.3 million, an increase of $2.4 million, or 8.3%, compared to $28.9 million for the six months ended June 30, 2000. This increase was primarily due to a $54.5 million increase in the average daily balance of Federal Home Loan Bank advances and other borrowings to $247.5 million in the first six months of 2001, as compared to $193.0 million for the same period in 2000, partially offset by a 7 basis point decrease in the rate paid. Interest on certificates of deposit increased $591,000 due primarily to an increase of 43 basis points in the rate paid. The rate increase was offset by a decrease of $37.8 million in the average daily balances on these deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $400,000 for the six months ended June 30, 2001, a $720,000 decrease from the $1.1 million provision for the six months ended June 30, 2000. This decrease reflects a decrease in net charge-offs and management's assessment of the losses inherent in the loan portfolio including the impact of continued growth. The allowance for loan losses to loans was 0.91% and 0.90% of total loans at June 30, 2001 and 2000, respectively, while the net loans charged off decreased to $124,000 for the six months ended June 30, 2001 from $168,000 for the six months ended June 30, 2000.

NON-INTEREST INCOME. Non-interest income increased $4.4 million, or 74.2%, to $10.3 million for the six months ended June 30, 2001 from $5.9 million for the six months ended June 30, 2000, primarily due to an increase in net gains on the sale of investment securities of $2.2 million, a $1.6 million increase in the cash surrender value of BOLI and a $588,000 increase in service charges and fees. The increase in gains on the sale of investment securities was due to the Company selling securities to diversify its portfolio and to take advantage of market conditions. The increase in cash surrender value of life insurance was the result of the payment of the remaining $15 million of a $60 million BOLI contract. Service charges and fees increased in part due to implementing fees charged for foreign ATM transactions, increased collection rate in overdraft fees, implementation of revised deposit fees, and increased sales of fixed annuity products which was driven by market conditions.

NON-INTEREST EXPENSE. Non-interest expense for the six months ended June 30, 2001 was $18.8 million, an increase of $4.4 million, or 30.6%, compared to $14.4 million for the six months ended June 30, 2000. The increase was primarily due to increases in salaries and employee benefits, advertising and other expenses. Salaries and benefits increased $3.8 million primarily due to expenses of $1.7 million related to the cost of accelerating the vesting of options for certain retired directors, and costs associated with the stock based incentive plans. Other expenses increased $331,000 or 16.0% from $2.1 million to $2.4 million primarily due to additional software maintenance to support enhanced Internet capabilities and other productivity enhancing software and forms. Advertising expense increased $191,000 or 25.1% to $951,000 for the six month period ended June 31, 2001 compared to $760,000 for the six month period ended June 30, 2000 due to the implementation of advertising campaigns during the first half of the year to promote Internet Banking and small business lending and deposit products.

INCOME TAX EXPENSE. Income taxes were $6.9 million for the six months ended June 30, 2001 as compared to $8.4 million for the six months ended June 30, 2000. The decrease in income taxes was primarily due to a decrease in income before income taxes and the effect of a greater percentage of tax exempt income.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COSTS

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

                                                                   FOR THE THREE MONTHS ENDED
                                                       JUNE 30, 2001                               JUNE 30, 2000
                                        ---------------------------------------   -----------------------------------------
                                                                      AVERAGE                                     AVERAGE
                                        AVERAGE BALANCE   INTEREST   YIELD/RATE   AVERAGE BALANCE    INTEREST    YIELD/RATE
                                        ---------------   --------  -----------   ---------------    --------    ----------
                                                                     (DOLLARS IN THOUSANDS)

INTEREST EARNING ASSETS:
   Loans (1)                              $  1,161,023    $  20,962      7.22%     $   1,064,22      $   19,616      7.37%
   Federal funds sold                           18,495          208      4.50             2,555              38      5.95
   Investment securities-taxable
       and Interest-earning deposits           237,262        4,512      7.61           339,633           5,761      6.78
   Investment securities-tax exempt(2)          26,905          576      8.56            20,913             448      8.57
   Mortgage-backed securities                  239,249        4,122      6.89           350,655           5,775      6.59
   FHLB stock                                   12,739          199      6.25            12,194             249      8.17
                                          ------------    ---------    -------     ------------      ----------    ------
       Total interest-earning assets         1,695,673    $  30,579      7.21%        1,790,172      $   31,887      7.12%
   Non-interest-earning assets                 183,481                                   96,516
                                          ------------                             ------------
         Total assets                     $  1,879,154                             $  1,886,688
                                          ============                             ============

INTEREST-BEARING LIABILITIES:
   Deposits
      Money management accounts           $     82,370    $     637      3.09%     $     62,206      $      418      2.69%
      NOW accounts                              87,767          185      0.84            80,333             270      1.34
      Savings and IRA passbook accounts        211,239        1,052      1.99           204,555           1,029      2.01
      Certificates of deposit                  717,746        9,989      5.57           757,801           9,956      5.26
                                          ------------    ---------    ------      ------------      ----------    ------
       Total interest-bearing deposits       1,099,122       11,863      4.32         1,104,895          11,673      4.23
   FHLB advances and other borrowings(3)       262,825        3,828      5.83           187,691           2,805      5.98
                                          ------------    ---------   -------      ------------      ----------    ------
       Total interest-bearing liabilities    1,361,947    $  15,691      4.61%        1,292,586      $   14,478      4.48%
   Non-interest bearing demand deposits         36,416                                   25,575
   Other non-interest-bearing liabilities       45,573                                   29,015
                                          ------------                             ------------
       Total liabilities                     1,443,936                                1,347,176
Stockholders' equity                           435,218                                  539,512
                                          ------------                             ------------
       Total liabilities and equity       $  1,879,154                             $  1,886,688
                                          ============                             ============
   Net interest-earning assets            $    333,726                             $    497,586
                                          ============                             ============
   Net interest income                                    $  14,888                                  $   17,409
                                                          =========                                  ==========
   Interest rate spread                                                  2.60%                                       2.64%
                                                                       ======                                      ======
   Net interest margin (net
    interest income as a percentage
    of interest-earning assets)                                          3.51%                                       3.89%
                                                                       ======                                      ======
   Ratio of interest-earning assets
    to Interest-bearing liabilities                                    124.50%                                     138.50%
                                                                       ======                                      ======

Note 1 - Average balances include nonaccrual loans.
Note 2 - Tax exempt interest is calculated on a tax equivalent basis.
Note 3 - Includes mortgage escrow accounts

                                                                    FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 2001                               JUNE 30, 2000
                                        ---------------------------------------   -----------------------------------------
                                                                      AVERAGE                                     AVERAGE
                                        AVERAGE BALANCE   INTEREST   YIELD/RATE   AVERAGE BALANCE    INTEREST    YIELD/RATE
                                        ---------------   --------  -----------   ---------------    --------    ----------
                                                                     (DOLLARS IN THOUSANDS)

INTEREST  EARNING ASSETS:
   Loans (1)                            $    1,154,881       42,570      7.37%    $   1,051,999      $   38,601      7.34%
   Federal funds sold                           19,190          478      4.98             7,267             208      5.72
   Investment securities-taxable
    and Interest-earning deposits              243,947        9,227      7.56           345,541          11,486      6.65
   Investment securities-tax exempt(2)          26,901        1,155      8.59            18,085             768      8.49
   Mortgage-backed securities                  243,412        8,380      6.89           350,868          11,519      6.57
   FHLB stock                                   12,474          417      6.69            14,183             509      7.18
                                        --------------   ----------    ------     -------------     -----------    ------
    Total interest-earning assets            1,700,805   $   62,227      7.32%        1,787,943     $    63,091      7.06%
 Non-interest-earning assets                   184,905                                   94,467
                                        --------------                            -------------
    Total assets                        $    1,885,710                             $  1,882,410
                                        ==============                            =============

INTEREST-BEARING LIABILITIES:
 Deposits
   Money management accounts            $       76,697   $    1,199      3.13%    $      63,212     $       842      2.66%
   NOW accounts                                 87,618          395      0.90            77,333             523      1.35
   Savings and IRA passbook                    208,815        2,074      1.99           201,424           2,025      2.01
    accounts
   Certificates of deposit                     723,952       20,359      5.62           761,778          19,768      5.19
                                        --------------   ----------    ------     -------------     -----------    ------
    Total interest-bearing                   1,097,082       24,027      4.38         1,103,747          23,158      4.20
     deposits
 FHLB advances and other                       247,455        7,257      5.87           192,973           5,728      5.94
  borrowings (3)                        --------------   ----------    ------     -------------     -----------    ------
 Total interest-bearing
     liabilities                             1,344,537   $   31,284      4.65%        1,296,720     $    28,886      4.46%
 Non-interest bearing demand
  deposits                                      31,702                                   24,369
 Other non-interest-bearing
  liabilities                                   45,173                                   26,037
                                        --------------                            -------------
    Total liabilities                        1,421,412                                1,347,126
 Stockholders' equity                          464,298                                  535,284
                                        --------------                            -------------
   Total liabilities and equity         $    1,885,710                            $   1,882,410
                                        ==============                            =============
 Net interest-earning assets            $      356,268                            $     491,223
                                        ==============                            =============
 Net interest income                                     $   30,943                                 $   34,205
                                                         ==========                                 ==========
 Interest rate spread                                                    2.67%                                       2.60%
                                                                         ====                                        ====
 Net interest margin (net
  interest income as a percentage
  of interest-earning assets)                                            3.64%                                       3.83%
                                                                         ====                                        ====
 Ratio of interest-earning assets
to Interest-bearing liabilities                                        126.50%                                     137.88%
                                                                       ======                                      ======

Note 1 - Average balances include nonaccrual loans.
Note 2 - Tax exempt interest is calculated on a tax equivalent basis.
Note 3 - Includes mortgage escrow accounts

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company's main sources of liquidity are dividends from the Bank, while the main outflows are the payments of dividends, purchases of treasury stock and operating expenses. The Bank can not pay dividends to the Company without prior approval, in excess of the sum of the Bank's net profits for the current year combined with its retained net profits from the preceding two calendar years. Regulations also prohibit the payment of dividends by the Bank if doing so would cause it to be "undercapitalized". Further restrictions prohibit the payment of dividends if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations. The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investments and mortgage-backed securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are: (1) the origination of residential one-to four-family mortgage loans, single-family construction loans, home equity loans and lines of credit and consumer loans; and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, sale and maturities of securities, deposit growth and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them at a reasonable rate internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with broker/dealers. Additionally, the Bank has outstanding loan commitments that consist of unused lines of credit available through ready reserve lines of credit, equity lines of credit and commitments for mortgage loans.

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

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2001, the Bank exceeded all of its regulatory capital requirements and was considered "well capitalized" under regulatory guidelines.

As previously discussed, on July 19, 2001, the Company and American Bank of Connecticut ("American Bank") entered into a definitive agreement (the "Agreement") whereby the Company will acquire all of the outstanding common stock of American Bank for stock and cash equal to approximately $153 million. Immediately after the completion of the acquisition, American Bank will be merged with and into the Bank. The Board of Directors of the Company expects the transaction to close in the fourth quarter of 2001. The transaction is subject to approval by American Bank shareholders and Federal and State regulatory agencies. Management expects the effects of this transaction on the liquidity and capital of the Bank to be significant. Management is considering various funding alternatives to pay the cash portion of the merger consideration and will continue to plan for and monitor the liquidity and capital of the Bank as the transaction closing date draws near. The Bank expects that it will still be categorized as "well capitalized" after the acquisition.

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

PART I. ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE ASPECTS OF MARKET RISK. The Company's most significant form of market risk is interest rate risk. The principal objectives of the Company's interest rate risk management are to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. The Company has a committee responsible for reviewing its asset/liability policies and interest rate risk position, which meets monthly and reports trends and interest rate risk position to the Finance Committee of the Board of Directors quarterly and the whole Board of Directors annually. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

The Company's market risk also includes equity price risk. The marketable equity securities portfolio had net unrealized gains of $59.3 million at June 30, 2001 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

QUANTITATIVE ASPECTS OF MARKET RISK. The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. The table below sets forth, as of June 30, 2001 and December 31, 2000 estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous increases and decreases in market interest rates of 200 basis points.

If interest rates increased 200 basis points, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities, including Collateralized Mortgage Obligations ("CMO") and Mortgage-backed Securities
(MBS), were 12.87% and 13.51% on June 30, 2001 and December 31, 2000,
respectively. If interest rates decreased 200 basis points, the CPR prepayment assumptions were 31.20% and 29.53% on June 30, 2001 and December 31, 2000, respectively. At December 31, 2000, the rates paid on non-maturity deposits (savings, money management and NOW accounts) were assumed not to change under either interest rate environment. At June 30, 2001, the rates paid on non-maturity deposits were assumed to change as follows: savings and non-premium rate money market accounts were assumed not to change under a rising or falling interest rate environment; premium rate money market accounts were assumed to increase 50 basis points if interest rates increased 200 basis points and not to change if interest rates decreased 200 basis points; and NOW accounts were assumed to increase by 40 basis points if interest rates increased 200 basis points, and not to change if interest rates decreased 200 basis points. The changes in assumptions at December 31, 2000 to June 30, 2001 were the result of significantly lower levels of rates paid on NOW and premium rate money market accounts compared to December 31, 2000, such that management now believes it is more appropriate to assume that changes in rates paid on these deposits would only occur in a rising rates environment.


                  Increase/                             Estimated Changes in Annual Net Interest Income
                                                       -----------------------------------------------
                  (Decrease)                       June 30, 2001                      December 31, 2000
                                                   -------------                      -----------------
                  in market                                      (Dollars in thousands)
                  interest rates
                  in basis points                      $                  %                $                  %
                  (Rate Shock)                      Change              Change           Change             Change
                  ------------------------------------------------------------------------------------------------
                  200                             $   932                1.48%          $   178              0.27%
                 (200)                            $(1,747)              (2.77)%         $(1,507)            (2.27)%

Comparing the changes in net interest income on June 30, 2001 and December 31, 2000, the estimated change in net interest income decreased by $240,000 from ($1.51 million) to ($ 1.75 million) under a down 200 basis point environment. Correspondingly, under an up 200 basis point environment, the estimated change in net interest income improved by $754,000 from $178,000 to $932,000. These changes are attributable to an increase in asset sensitivity, which resulted from the growth of short-term assets, and an extension in certificate of deposits maturities which reduced the amount of maturities over the next year. Overall this represents a modest change in the basic interest rate risk profile of the Company.

PART II. ITEM 1. LEGAL PROCEEDINGS
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition and results of operations.

PART II. ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

PART II. ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

PART II. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS The Company held its annual meeting on April 30, 2001. At that meeting shareholders voted on and approved the election of Robert T. Kenney, with 21,635,254 votes for and 435,268 votes withheld, Steven T. Martin, with 21,653,661 votes for and 416,861 votes withheld, and Laurence A. Tanner, with 21,566,484 votes for and 504,038 votes withheld, as directors for a three year term to expire in 2004. Two other matters were voted on by shareholders. The first matter was ratification of the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2001, which passed with 21,784,337 shares of shareholders present or voting by proxy casting votes for, 207,482 votes against and 78,703 abstentions. The other item brought to a vote was the amendment to the American Financial Holdings, Inc. 2000 Stock-Based Incentive Plan which also passed with 18,007,877 votes of all shareholders eligible to vote voting for, 3,912,537 voting against, and 150,108 abstaining.

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

         * Incorporated by reference into this document from the Exhibits to the Form S-1 Registration Statement, and any amendments thereto, Registration No. 333-84463
         **Incorporated by reference into this document from the proxy statement for the 2001 Annual Meeting filed March 26, 2001

b)       Reports on Form 8-K
         None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   American Financial Holdings, Inc.

Date: August 13, 2001           /s/ Robert T. Kenney
                                --------------------
                                Robert T. Kenney
                                Chairman, President and Chief Executive Officer

Date: August, 13, 2001          /s/ Charles J. Boulier, III
                                -----------------------------------
                                Charles  J.   Boulier,
                                Senior Executive Vice President, Chief Financial
                                Officer and Treasurer