Form 10-Q
period 2001-09-30
AMERICAN FINANCIAL HOLDINGS INC
filed 2001-11-09
CIK 1095862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarter ended September 30, 2001 or

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

Yes [X ]                   No [  ]


                             Common Stock Par Value $.01 Per Share
                         20,821,431 Outstanding as of November 5, 2001

                                      INDEX
                                      -----



Part I. Item 1. Financial Information
                                                                                           Page
     A.     Consolidated Balance Sheets as of September 30, 2001 (unaudited) and              1
                 December 31, 2000 (audited)

     B.     Consolidated Statements of Income (unaudited) for the Three and Nine Months       2
                 Ended September 30, 2001 and September 30, 2000

     C.     Consolidated Statements of Cash Flows (unaudited) for the Nine Months             3
                 Ended September 30, 2001 and September 30, 2000

     D.     Notes to Consolidated Financial Statements                                        4

     Item 2. Management's Discussion and Analysis of Consolidated Financial                  12
              Condition and Results of Operations

     Item 3. Qualitative and Quantitative Disclosures about Market Risk                      21

Part II. Other Information

     Item 1. Legal Proceedings                                                               22

     Item 2. Changes in Securities and Use of Proceeds                                       22

     Item 3. Defaults Upon Senior Securities                                                 22

     Item 4. Submission of Matters to a Vote of Security Holders                             22

     Item 5. Other Information                                                               22

     Item 6. Exhibits and Reports on Form 8-K                                                22

Signatures                                                                                   23

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS


                                                                                    (Unaudited)                (Audited)
                                                                                 September 30, 2001        December 31, 2000
                                                                                 -----------------         -----------------
                                                                               (In thousands, except share and per share data)
                                  ASSETS
  Cash and due from banks:
    Non-interest bearing                                                         $      19,950                     $ 17,293
    Interest bearing                                                                       119                           21
                                                                                 -------------                -------------
      Total cash and due from banks                                                     20,069                       17,314
  Federal funds sold                                                                       -                         11,740
                                                                                 -------------                -------------
      Cash and cash equivalents                                                         20,069                       29,054
  Investment securities available for sale (amortized cost of
      $256,041 at September 30, 2001 and $275,677 at December 31, 2000)                316,557                      351,211
  Mortgage-backed securities available for sale (amortized cost of
      $220,490 at September 30, 2001 and $250,907 at December 31, 2000)                230,550                      255,270
  Loans, less allowance for loan losses of $10,890 at September 30, 2001
      and $10,624 at December 31, 2000                                               1,235,401                    1,151,048
  Accrued interest and dividends receivable on investments                               6,082                        7,058
  Accrued interest receivable on loans                                                   6,232                        5,954
  Federal Home Loan Bank stock                                                          17,279                       12,194
  Bank premises and equipment, net                                                      12,825                       13,348
  Real estate owned                                                                        282                          211
  Cash surrender value of life insurance                                                62,356                       45,022
  Other assets                                                                           5,359                        3,088
                                                                                 -------------                -------------
      Total assets                                                               $   1,912,992                $   1,873,458
                                                                               ================             ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                       $   1,109,334                $   1,126,336
  Mortgagors' escrow and other deposits                                                 15,754                       19,554
  FHLB advances and other borrowings                                                   348,492                      177,944
  Deferred income tax liability                                                         20,036                       24,280
  Accrued interest payable on deposits and FHLB advances                                 2,086                        1,622
  Other liabilities                                                                     13,334                        9,755
                                                                                 -------------                -------------
      Total liabilities                                                              1,509,036                    1,359,491

  Stockholders' Equity
      Preferred stock, $.01 par value; authorized 10,000,000 shares,
         none issued                                                                      -                            -
      Common stock, $.01 par value; authorized 120,000,000 shares,
         28,871,100 shares issued                                                          289                          289
      Additional paid-in capital                                                       284,488                      282,676
      Unallocated common stock held by ESOP (2,133,484 shares)                         (23,703)                     (23,703)
      Stock-based compensation                                                            (238)                         (78)
      Treasury stock                                                                  (172,733)                     (56,707)
      Retained earnings                                                                273,420                      263,452
      Accumulated other comprehensive income                                            42,433                       48,038
                                                                                 -------------                -------------
         Total stockholders' equity                                                    403,956                      513,967
                                                                                 -------------                -------------
      Total liabilities and stockholders' equity                                 $   1,912,992                $   1,873,458
                                                                               ================             ================

  See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)


                                                   For the Three Months                             For the Nine Months
                                                    Ended September 30,                              Ended September 30,
                                             -----------------------------------            ------------------------------------
                                                 2001                2000                        2001               2000
                                             ---------------   -----------------            ---------------    -----------------
                                                                  (In thousands, except per share data)
Interest and dividend income:
  Real estate mortgage loans                 $        15,410   $        14,118              $        45,117    $        40,665
  Consumer and commercial loans                        5,940             6,699                       18,803             18,753
  Mortgage-backed securities                           3,879             5,351                       12,259             16,870
  Federal funds sold                                       3               123                          481                331
  Investment securities:
    Interest-taxable                                   3,586             4,750                       11,401             15,293
    Interest-tax exempt                                  391               372                        1,141                871
    Dividends                                          1,038               930                        2,867              2,382
                                             ---------------   ---------------              ---------------    ---------------
      Total interest and dividend income              30,247            32,343                       92,069             95,165
                                             ---------------   ---------------              ---------------    ---------------

Interest expense:
  Deposits                                            10,677            12,222                       34,704             35,381
  Federal Home Loan Bank advances and
    other short-term borrowings                        4,636             3,243                       11,893              8,971
                                             ---------------   ---------------              ---------------    ---------------
      Total interest expense                          15,313            15,465                       46,597             44,352
                                             ---------------   ---------------              ---------------    ---------------

      Net interest income before provision            14,934            16,878                       45,472             50,813
       for loan losses

Provision for loan losses                                 50               400                          450              1,520
                                             ---------------   ---------------              ---------------    ---------------
      Net interest income after provision             14,884            16,478                       45,022             49,293
       for loan losses                       ---------------   ---------------              ---------------    ---------------

Non-interest income:
  Service charges and fees                             1,325             1,072                        3,728              2,888
  Investment commissions and advisory fees               400               302                        1,290              1,216
  Net gain on sale of investment securities            1,381             1,793                        6,539              4,779
  Increase in cash surrender value of                    742                 -                        2,335                  -
    life insurance
  Other                                                   93                90                          315                268
                                             ---------------   ---------------              ---------------    ---------------
      Total non-interest income                        3,941             3,257                       14,207              9,151
                                             ---------------   ---------------              ---------------    ---------------

Non-interest expense:
    Salaries and employee benefits                     5,476             5,459                       17,213             13,403
    Occupancy expense                                    598               559                        1,946              1,789
    Furniture and fixture expense                        436               430                        1,303              1,287
    Outside services                                     748               480                        2,203              1,978
    Advertising                                          256               330                        1,207              1,090
    Other                                              1,167             1,014                        3,569              3,085
                                             ---------------   ---------------              ---------------    ---------------
          Total non-interest expense                   8,681             8,272                       27,441             22,632
                                             ---------------   ---------------              ---------------    ---------------

          Income before income taxes                  10,144            11,463                       31,788             35,812

Income taxes                                           3,110             3,833                       10,054             12,220
                                             ---------------   ---------------              ---------------    ---------------

          Net income                         $         7,034   $         7,630              $        21,734    $        23,592
                                             ===============   ===============              ===============   ================

Basic earnings per share                     $          0.37   $          0.30              $          1.03    $          0.90
Diluted earnings per share                              0.34              0.29                         0.98               0.89
Dividends per share                                    0.165              0.15                        0.495               0.30

See accompanying notes to consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                                     For the nine months ended
                                                                                            September 30,
                                                                                     --------------------------
                                                                                        2001             2000
                                                                                     -----------      -----------
                                                                                            (In thousands)
Operating activities:
     Net income                                                                      $    21,734      $   23,592
     Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                         450            1,520
           Depreciation and amortization of bank premises and equipment                    1,467            1,471
           Gain on disposition of fixed assets                                                 -               (4)
           Net accretion of discounts                                                     (1,255)            (905)
           Decrease in accrued interest and dividends receivable                             698            1,012
           Gain on sale of investment securities available for sale                       (6,538)          (4,779)
           (Increase) decrease in other assets                                            (2,271)           1,325
           Increase in other liabilities                                                   4,043            2,482
           Increase in net deferred loan origination costs                                (2,141)            (286)
           Gain on sale of loans                                                             (15)              (4)
           Net gain on disposition of real estate owned                                     (120)            (244)
           Increase in cash surrender value of life insurance                             (2,335)               -
           Deferred income tax (benefit) expense                                            (526)              15
                                                                                     -----------      -----------
              Net cash provided by operating activities                                   13,192           25,195
                                                                                     -----------      -----------
Investing activities:
     Investment securities available for sale:
        Purchases                                                                        (20,546)         (89,227)
        Proceeds from sales                                                               20,178           59,206
        Proceeds from maturities                                                          27,000          115,600
     Mortgage-backed securities available for sale
        Purchases                                                                              -          (14,527)
        Principal paydowns                                                                28,684           27,665
        Proceeds from sales                                                                2,530           47,615
     Proceeds from sale of loans                                                           8,923              773
     Net increase in loans                                                               (92,162)        (102,189)
     (Purchases) redemption of Federal Home Loan Bank stock                               (5,085)           4,208
     Purchases of bank premises and equipment                                               (971)          (1,521)
     Proceeds from the sales of real estate owned                                            639              892
     Disposition of fixed assets                                                              27               37
     Purchase of life insurance                                                          (15,000)               -
                                                                                     -----------      -----------
           Net cash used by investing activities                                         (45,783)          48,532
                                                                                     -----------      -----------

Financing activities:
     Increase in demand deposits, regular savings, NOW and money market accounts          44,950           10,109
     Decrease in certificates of deposits and retirement accounts                        (61,952)          (2,176)
     Decrease in mortgagors' escrow and other deposits                                    (3,800)          (2,465)
     Long term advances from the Federal Home Loan Bank                                  168,500          109,000
     Maturities of long term advances from the Federal Home Loan Bank                          -         (130,500)
     Short term advances from FHLB                                                     1,157,069          318,743
     Maturities of short term advances from FHLB                                      (1,155,021)        (318,743)
     Proceeds from short and long term repurchase agreements                                   -           36,666
     Maturities of short term repurchase agreements                                            -          (26,666)
     Dividends paid                                                                      (11,766)          (7,924)
     Acquisition of common stock for stock-based compensation                               (160)             (36)
     Purchases of treasury stock                                                        (122,077)         (43,143)
     Net issue of stock                                                                    7,863                -
                                                                                     -----------      -----------
           Net cash provided (used) by financing activities                               23,606          (57,135)
                                                                                     -----------      -----------

Decrease in cash and cash equivalents                                                     (8,985)          16,592

Cash and cash equivalents at beginning of period                                          29,054           30,604
                                                                                     -----------      -----------

Cash and cash equivalents at end of period                                           $    20,069      $    47,196
                                                                                     ===========      ===========

Supplemental information:
     Cash paid during the period:
        Income taxes                                                                 $     9,550      $    10,785
        Interest on deposits and borrowings                                               46,133           44,300
     Transfers of loans to real estate owned                                                 592              282

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

       On July 18, 2001, the Company and American Bank of Connecticut ("American Bank") entered into a definitive agreement (the "Agreement") whereby the Company will acquire all of the outstanding common stock of American Bank for stock and cash equal to approximately $153 million. Immediately after the completion of the acquisition, American Bank will be merged with and into American Savings Bank. The Board of Directors of the Company expects the transaction to close in mid January 2002. The transaction will be accounted for as a purchase (see Note 5). Federal Deposit Insurance Corporation approval has been received, subject to certain conditions, but the transaction is subject to approval by American Bank shareholders and the Connecticut Department of Banking.

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

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


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

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



 (2)   Investment and Mortgage-Backed Securities

       The Company classified all investment and mortgage-backed securities as available for sale as of September 30, 2001 and December 31, 2000. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment and mortgage-backed securities at September 30, 2001 and December 31, 2000 are as follows:




                                                                            SEPTEMBER 30, 2001
                                                 ------------------------------------------------------------------------
                                                                            GROSS            GROSS
                                                       AMORTIZED          UNREALIZED       UNREALIZED
                                                         COST               GAINS            LOSSES          FAIR VALUE
                                                    ---------------    -------------    ---------------    --------------
                                                                              (In thousands)
   Investment securities:
       U.S. Treasury notes                         $         5,023   $          515  $             --   $          5,538
       U.S. Government agencies                             19,770            1,653                --             21,423
       Corporate bonds and notes                           160,906            6,966                --            167,872
       Municipal bonds
            Tax exempt                                      30,104            2,217                --             32,321
            Taxable                                         11,140            1,098                --             12,238
       Marketable equity securities                         29,098           48,627              (560)            77,165
                                                     ---------------    ------------    ---------------    --------------

           Total investment securities                     256,041           61,076              (560)           316,557
                                                     ---------------    ------------    ---------------    --------------

   Mortgage-backed securities:
       U.S. Government & agency                            112,400            4,188                --            116,588
       U.S. Agency issued collateralized
             mortgage obligations                          108,090            5,872                --            113,962
                                                     ---------------    ------------    ---------------    --------------

           Total mortgage-backed securities                220,490           10,060                --            230,550
                                                     ---------------    ------------    ---------------    --------------

           Total available for sale                $       476,531   $       71,136  $           (560)  $        547,107
                                                     ===============    ============    ===============    ==============




At September 30, 2001, the net unrealized gain on securities available for sale of $70.6 million, net of income taxes of $28.2 million, is shown as accumulated other comprehensive income of $42.4 million in stockholders' equity.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




                                                                              DECEMBER 31, 2000
                                                    ------------------------------------------------------------------
                                                                        GROSS             GROSS
                                                      AMORTIZED       UNREALIZED        UNREALIZED         FAIR
                                                        COST            GAINS             LOSSES           VALUE
                                                    --------------   -------------    ---------------   --------------
                                                                              (In thousands)
   Investment securities:
       U.S. Treasury notes                        $        5,029   $          318  $           --     $         5,347
       U.S. Government agencies                           24,742              734             (12)             25,464
       Corporate bonds and notes                         187,800            2,500             (68)            190,232
       Municipal bonds
            Tax exempt                                    26,894            1,629              --              28,523
            Taxable                                       11,108              407              (1)             11,514
       Marketable equity securities                       20,104           70,560            (533)             90,131
                                                    --------------    ------------    ---------------    -------------

           Total investment securities                   275,677           76,148            (614)            351,211
                                                    --------------    ------------    ---------------    -------------

   Mortgage-backed securities:
         U.S. Government & agency                        139,377            1,581             (90)            140,868
         U.S. Agency issued collateralized
              mortgage obligations                       111,530            2,872              --             114,402
                                                    --------------    ------------    ---------------    -------------

           Total mortgage-backed securities              250,907            4,453             (90)            255,270
                                                    --------------    ------------    ---------------    -------------

           Total available for sale               $      526,584   $       80,601  $         (704)    $       606,481
                                                    ==============    ============    ===============    =============


       At December 31, 2000, the net unrealized gain on securities available for sale of $79.9 million, net of income taxes of $31.9 million, is shown as accumulated other comprehensive income of $48.0 million in stockholders' equity.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




(3)    COMPREHENSIVE INCOME

       The following tables represent components (and the related tax effects) of other comprehensive income/ loss for the three and nine month periods ended September 30, 2001 and 2000.


                                                                                    THREE MONTHS ENDED
                                                                                    SEPTEMBER 30, 2001
                                                                    ---------------------------------------------------
                                                                         BEFORE
                                                                          TAX             INCOME TAX         NET-OF-TAX
                                                                         AMOUNT             EFFECT             AMOUNT
                                                                         ------             ------             ------
                                                                                        (In thousands)

    Unrealized loss on available for sale securities:
       Unrealized holding loss arising during
            the period                                              $     (2,187)    $            871    $      (1,316)
       Reclassification adjustment for net gains realized
          during the period                                               (1,381)                 550             (831)

                                                                       ------------    ----------------    -------------
          Other comprehensive loss                                  $     (3,568)   $           1,421    $      (2,147)
                                                                       ============    ================    =============

       Total comprehensive income was $4.9 million for the three-month period ended September 30, 2001.

                                                                                    NINE MONTHS ENDED
                                                                                    SEPTEMBER 30, 2001
                                                                    ---------------------------------------------------
                                                                         BEFORE
                                                                           TAX            INCOME TAX         NET-OF-TAX
                                                                         AMOUNT             EFFECT             AMOUNT
                                                                         ------             ------             ------
                                                                                        (In thousands)

    Unrealized loss on available for sale securities:
       Unrealized holding loss arising during
            the period
                                                                    $     (2,782)   $           1,109   $        1,673)
       Reclassification adjustment for net gains realized
          during the period                                               (6,539)               2,607           (3,932)

                                                                       ------------    ----------------    -------------
          Other comprehensive loss                                  $     (9,321)   $           3,716   $       (5,605)
                                                                       ============    ================    =============

       Total comprehensive income was $16.1 million for the nine-month period ended September 30, 2001.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)




                                                                                    THREE MONTHS ENDED
                                                                                    SEPTEMBER 30, 2000
                                                                    -----------------------------------------------------
                                                                           BEFORE
                                                                             TAX          INCOME TAX           NET-OF-TAX
                                                                           AMOUNT           EFFECT               AMOUNT
                                                                           ------           ------               ------
                                                                                          (In thousands)


    Unrealized gain on available for sale securities:
       Unrealized holding gains arising during
            the period                                              $       16,329   $          (6,511)            9,818
        Reclassification adjustment for net gains realized
          during the period                                                 (1,793)                715            (1,078)

                                                                        ------------    ----------------    -------------
          Other comprehensive income                                $       14,536   $         (5,796)   $        8,740
                                                                        ============    ================    =============

       Total comprehensive income was $16.4 million for the three-month period ended September 30, 2000.

                                                                                       NINE MONTHS ENDED
                                                                                       SEPTEMBER 30, 2000
                                                                    -----------------------------------------------------
                                                                           BEFORE
                                                                             TAX          INCOME TAX           NET-OF-TAX
                                                                           AMOUNT           EFFECT               AMOUNT
                                                                           ------           ------               ------
                                                                                          (In thousands)
    Unrealized gain on available for sale securities:
       Unrealized holding gains arising during
            the period
                                                                    $       25,716   $         (10,254)  $        15,462
       Reclassification adjustment for net gains realized
          during the period                                                 (4,779)              1,906            (2,873)

                                                                        ------------    ----------------    -------------
          Other comprehensive income                                $       20,937   $          (8,348)  $        12,589
                                                                        ============    ================    =============


       Total comprehensive income was $36.2 million for the nine-month period ended September 30, 2000.

(4)    EARNINGS PER SHARE

       Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations. Unvested restricted stock is not included in the calculation of basic earnings per share.

       The weighted-average shares and earnings per share for the three and nine-month periods ended September 30 are detailed in the table below.




                                                                THREE MONTHS           NINE MONTHS
                                                            ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                              2001      2000          2001      2000
                                                            --------  --------      --------  --------

Net Income                                                 $   7,034  $  7,630     $  21,734  $ 23,592
Weighted-average common shares outstanding                    19,154    25,185        21,187    26,195
Diluted weighted-average common shares                        20,783    26,448        22,168    26,654
Net income per common share:
       Basic                                                    0.37      0.30          1.03      0.90
       Diluted                                                  0.34      0.29          0.98      0.89


       There were 15,000 anti-dilutive stock options in the three month period in 2001 and 5,000 anti-dilutive stock options in the nine month period in 2001 not included in the computation of diluted shares because the options' exercise prices exceeded the average market price of the Company's common stock for the period.

(5)    ACCOUNTING STANDARDS

       In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. SFAS 140 addresses implementation issues that were identified in applying SFAS No.
       125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS No. 140 is generally effective for transfers and servicing of financial assets and extingushments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial statements.

       In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Among other things, SFAS No. 141 requires the use of the purchase method to account for all business combinations; use of the pooling-of-interests method is not permitted for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed for impairment. Amortization of goodwill

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)



       ceases upon adoption of SFAS No. 142, which for calendar year-end entities, such as the Company, will be January 1, 2002. Intangible assets other than goodwill (such as core deposit intangibles) are amortized to expense over their estimated useful lives. SFAS No. 142 applies to goodwill and other intangible assets acquired after June 30, 2001 and accordingly, will be applied by the Company upon its acquisition of American Bank of Connecticut (See note 1).

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk free interest rate in effect when the liability was initially recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier adoption is permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that one accounting model be used for long-lived assets to be disposed of. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement are to be applied prospectively. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

PART I. ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2001 and 2000, and should be read in conjunction with American Financial Holdings, Inc.'s (the "Company") Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that are based on assumptions and may contain descriptions of future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results accurately or the actual operations of the Company are affected by many factors which include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, real estate values in the Company's market area and change in accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. Except as required by applicable law or regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Total assets at September 30, 2001 were $1.91 billion representing an increase of $39.5 million or 2.1% over the December 31, 2000 level of $1.87 billion. The American Savings Bank's (the "Bank") Tier 1 leverage capital ratio was 17.5% at September 30, 2001 compared to 19.3% at December 31, 2000. The Bank's total risk based capital ratio was 30.3% at September 30, 2001 compared to 35.6% at December 31, 2000, and the Company's capital to assets ratio was 21.1% and 27.4% at September 30, 2001 and December 31, 2000, respectively.

The increase in assets was primarily a result of increases of $84.4 million, or 7.3%, in net loans, $17.3 million in the cash surrender value of bank owned life insurance (BOLI), $5.1 million in Federal Home Loan Bank stock and $2.3 million in other assets. These increases were partially offset by decreases of $34.7, million or 9.9% in investment securities, $24.7 million, or 9.7% in mortgage-backed securities, $9.0 million, or 30.9% in cash and cash equivalents and $698,000, or 5.4%, in accrued interest and dividends receivable. The increase in loans was primarily in one-to four-family mortgages, home improvement and equity lines of credit secured by mortgages due to expansion of the Company's loan market into Massachusetts and to continued penetration in Fairfield County, Connecticut. The increase in BOLI was primarily due to the Company making an additional payment of $15 million to increase investment to $60 million in a single premium bank owned life insurance contract. The increase in cash surrender value recognized in income, for the nine-month period was $2.3 million. The BOLI is expected to provide a return in excess of other acceptable investments with comparable risk and tax attributes. The loan originations and BOLI purchase were funded in part with maturities and sales of investment and mortgage-backed securities. As a result of the increase in Federal Home Loan Bank ("FHLB") borrowings, the Bank was required to increase its FHLB stock holding. The increase in other assets was primarily due to a reclassification between current and deferred taxes.

The decrease in investment securities was due to the Company's decision to take advantage of market conditions and realize gains on investment sales to purchase the BOLI and to fund loan growth. The decrease in mortgage-backed securities was due to maturing securities which the Company chose not to re-invest due to the lower yields available during the period. The proceeds from these maturities were used to fund loan originations and the payment of the BOLI premium. The decrease in cash and cash equivalents was due to the decrease of $11.7 million in federal funds sold, partially offset by a $2.8 million increase in cash primarily as the result of increased compensating balances held at the Federal Reserve and correspondent banks. The decrease in accrued interest was due in part to a lower level of investments and mortgage-backed securities.

Deposits decreased $17.0 million, or 1.5%, to $1.11 billion at September 30, 2001 from $1.13 billion at December 31, 2000. The $17.0 million decrease resulted primarily from a $62.0 million decrease in time and retirement accounts offset by a $45.0 million increase in core accounts which consist of savings, money market, NOW and customer demand deposit accounts. Time deposits decreased as higher rate CD's matured and were replaced by lower cost core deposits. The core deposit increase was due to market conditions, new product offerings and increased sales effort. Mortgagors' escrow and other deposits decreased $3.8 million or 19.4% due primarily to decreases in bank checks which was the result of normal banking activity, partially offset by increases in escrow in anticipation of property taxes payable in December 2001. Federal Home Loan Bank advances and other borrowings increased $170.5 million to $348.5 million at September 30, 2001 from $177.9 million at December 31, 2000. The increase in FHLB advances and other borrowings was used primarily to fund treasury stock purchases and loan growth.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $3.7 million at September 30, 2001 compared to $3.2 million at December 31, 2000. The ratios of nonperforming assets to total assets were 0.19% at September 30, 2001 and 0.17% at December 31, 2000. Real estate owned increased by $71,000 to $282,000 at September 30, 2001 from $211,000 at December 31, 2000.
The modest levels of nonperforming assets reflect the current favorable economic conditions in the Company's market area and the Company's strict underwriting guidelines and collection practices. Future increases in nonperforming loans and other real estate owned could occur as a result of the recent deterioration in general economic conditions.

The allowance for loan losses at September 30, 2001 and December 31, 2000 was $10.9 million and $10.6 million, respectively, which represented 318.6% of nonperforming loans and 0.87% of total loans at September 30, 2001 as compared to 352.6% of nonperforming loans and 0.92% of total loans at December 31, 2000. While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in the Bank's loan portfolio at this time, no assurances can be given that the Bank's allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other assumptions used by management to determine the current level of the allowance for loan losses.

The following table sets forth information regarding nonperforming loans and other real estate owned:

                                          SEPTEMBER 30,       DECEMBER 31,
                                               2001               2000
                                         -----------------  -----------------
                                                (Dollars in thousands)
Non-accruing loans:
  One-to four-family real estate        $           3,385 $            2,709
  Consumer                                             33                304
                                         -----------------  -----------------
    Total                                           3,418              3,013
  Real estate owned                                   282                211
                                         -----------------  -----------------
                                      $             3,700 $            3,224
                                         =================  =================

Total non-performing loans as
  a percentage of total loans                       0.27%              0.26%

Total non-performing assets as
  a percentage of total assets                      0.19%              0.17%


Total stockholders' equity decreased $110.0 million to $404.0 million at September 30, 2001 compared to $514.0 million at December 31, 2000. This decrease resulted from the repurchase by the Company of 5,651,334 shares of common stock at a total cost of $122.1 million, the payment of dividends totaling $11.8 million and a decrease of $5.6 million in accumulated other comprehensive income. The decrease in other accumulated comprehensive income resulted from a decrease in the after-tax net unrealized gain on investments, primarily in the equity portfolio. The decreases were partially offset by net income of $21.7 million.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL

The Company's consolidated results of operations depend primarily on net interest income, or the difference between interest income earned on the Company's interest-earning assets, such as loans and securities, and the interest expense on the Company's interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income primarily from the sale of investment securities, from service charges and other fees earned on fee-based activities such as trust operations, insurance sales, and investment services provided by the Bank's wholly owned subsidiary, American Investment Services, Inc. ("AIS"). The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expense, professional services, furniture and fixture expense, advertising and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulation.

NET INCOME. Net income decreased by $596,000, or 7.8%, to $7.0 million for the quarter ended September 30, 2001 compared to $7.6 million for the same period in 2000. The decrease was primarily driven by lower interest income due to a decrease in interest-earning assets, and higher non-interest expenses. These factors were offset, in part, by a decrease in interest expense and loan loss provision, increases in non-interest income and a decrease in tax expense.

NET INTEREST INCOME. Net interest income decreased $1.9 million, or 11.5%, to $14.9 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The decrease was due primarily to decreased interest income resulting from stock repurchases and the reallocation of assets from the mortgage-backed and investment portfolios to fund a single premium bank owned life insurance contract.

Total interest and dividend income decreased $2.1 million, or 6.5%, to $30.2 million in the third quarter of 2001 as compared to $32.3 million in the third quarter of 2000. The decrease in interest income was primarily due to a decrease of $51.1 million in the average daily balance of interest earning assets to $1.73 billion for the three months ended September 30, 2001 compared to $1.78 billion for the three months ended September 30, 2000, combined with a 27 basis point decrease in the yield on interest earning assets, due to lower market interest rates. Interest income on loans increased $533,000, or 2.6%, to $21.4 million, primarily due to a $123.8 million increase in the average daily balance of loans outstanding for the third quarter of 2001 as compared to the same period in 2000, partially offset by a 59 basis point decrease in the yield on loans. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities decreased $2.5 million, or 21.8% for the quarter ended September 30, 2001 compared to the third quarter of the prior year. The decrease resulted primarily from a $171.7 million decrease in the average daily balances offset by a 41 basis point increase in the yield earned on such securities.

Total interest expense for the three months ended September 30, 2001 was $15.3 million, a decrease of $152,000, or 0.9%, compared to $15.5 million for the three months ended September 30, 2000. This decrease was primarily due to a $60.0 million, or 8.0% decrease in the average daily balance of certificates of deposit to $689.4 million in the third quarter of 2001, as compared to $749.4 million for the same period in 2000 combined with a 48 basis point decrease in the rate paid, due to lower market interest rates. This decrease was primarily offset by (i) an increase in the average daily balance of Federal Home Loan Bank advances and other borrowings of $122.2 million, partially offset by a decrease of 62 basis points in the rate paid, and, (ii) an increase in the average daily balance of Money management, NOW, and savings accounts of $44.5 million combined with a 10 basis point decrease in the rate paid.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $50,000 for the three months ended September 30, 2001, a decrease of $350,000, or 87.5%, from the $400,000 provision for the three months ended September 30, 2000. The lower provision reflects a decrease in net charge-offs and management's assessment of the losses inherent in the loan portfolio. The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses in the portfolio. The adequacy of the allowance for loan losses is regularly evaluated by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and other pertinent factors. While management uses the best available information to estimate the allowance for loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

NON-INTEREST INCOME. Non-interest income increased $684,000, or 21.0%, to $3.9 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000, due to a $742,000 increase in the cash surrender value of BOLI, a $253,000 increase in service charges and fees and a $98,000 increase in investment commissions and advisory fee income. The increase in cash surrender value of life insurance was the result of the $60 million investment in a BOLI contract. The increase in service charges and fees was due in part to implementing fees charged for foreign ATM transactions, increased collection rate in overdraft fees, implementation of new fee schedules, and increased sales of fixed annuity products which was driven by market conditions. The increases were offset by a $412,000 decrease in the gain on investment securities.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended September 30, 2001 was $8.7 million, an increase of $409,000, or 4.9%, compared to $8.3 million for the three months ended September 30, 2000. The increase was primarily due to increases in Outside Services of $268,000 and Other Expenses of $153,000.

INCOME TAX EXPENSE. Income taxes were $3.1 million for the three months ended September 30, 2001 as compared to $3.8 million for the three months ended September 30, 2000. The decrease in income taxes was primarily due to a decrease in income before income taxes and the effect of a greater percentage of tax exempt income to total taxable income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET INCOME. Net income decreased by $1.9 million, or 7.9%, to $21.7 million for the nine months ended September 30, 2001 compared to $23.6 million for the same period in 2000. The decrease was primarily driven by repurchasing stock with the proceeds from the sale and maturity of securities and purchasing BOLI instead of reinvesting the proceeds in interest earning assets, and higher interest and non-interest expenses. These factors were offset, in part, by a decrease in loan loss provision, increases in non-interest income and a decrease in tax expense.

NET INTEREST INCOME. Net interest income decreased $5.3 million, or 10.5%, to $45.5 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease was due in part to decreased interest income resulting from the reallocation of assets from the mortgage-backed and investment portfolios to fund a single premium BOLI contract and the reallocation of interest earning assets and increased borrowing to fund treasury share purchases. The decrease in the average daily balance of the mortgage-backed and investment portfolios was also partially offset by an increase in the average daily balance in the loan portfolio.

Total interest and dividend income decreased $3.1 million, or 3.3%, to $92.1 million for the nine months ended September 30, 2001 as compared to $95.2 million for the nine months ended September 30, 2000. The decrease in interest income was primarily due to a decrease of $75.0 million in the average daily balance of interest earning assets to $1.71 billion for the nine months ended September 30, 2001 compared to $1.78 billion for the nine months ended September 30, 2000, partially offset by a 9 basis point increase in the yield on interest earning assets. Interest income on loans increased $4.5 million, or 7.6%, to $63.9 million, primarily due to a $110.0 million increase in the average daily balance of loans outstanding for the nine months of 2001 as compared to the same period in 2000. This was the result of the Company's continued expansion in out of state markets and in Fairfield County, Connecticut. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities decreased $7.5 million, or 21.3%, for the nine months ended September 30, 2001 compared to the same period of the prior year. The decrease resulted primarily from a $190.7 million decrease in the average daily balances partially offset by a 57 basis point increase in the yield earned on such securities.

Total interest expense for the nine months ended September 30, 2001 was $46.6 million, an increase of $2.2 million, or 5.1%, compared to $44.4 million for the nine months ended September 30, 2000. This increase was primarily due to a $77.3 million increase in the average daily balance of Federal Home Loan Bank advances and other borrowings to $275.4 million in the first nine months of 2001, as compared to $198.1 million for the same period in 2000, partially offset by a 28 basis point decrease in the rate paid, due to lower market interest rates, and an increase in the average daily balance in Money management, NOW and savings deposits of $35.7 million to $378.7 million, partially offset by a 5 basis point decrease in the rate paid. Interest on certificates of deposit decreased $1.1 million due primarily to a decrease of $45.3 million in the average balance to $712.3 million in the first nine months of 2001, as compared to $757.6 million for the same period in 2000. The average balance decrease was partially offset by a 13 basis point increase in the average rate paid on these deposits.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $450,000 for the nine months ended September 30, 2001, and $1.5 million for the nine months ended September 30, 2000. This decrease reflects a decrease in net charge-offs and management's assessment of the losses inherent in the loan portfolio. The allowance for loan losses was 0.87% and 0.89% of total loans at September 30, 2001 and 2000, respectively, and the allowance for loan losses to non-performing loans was 318.6% at September 30, 2001 compared to 270.2% at September 30, 2000, while the net loans charged off decreased to $184,000 for the nine months ended September 30, 2001 from $224,000 for the nine months ended September 30, 2000.

NON-INTEREST INCOME. Non-interest income increased $5.1 million, or 55.3%, to $14.2 million for the nine months ended September 30, 2001 from $9.2 million for the nine months ended September 30, 2000, primarily due to a $2.3 million increase in the cash surrender value of BOLI, an increase in net gains on the sale of investment securities of $1.8 million, and an $840,000 increase in service charges and fees. The increase in cash surrender value of life insurance was the result of the investment in a $60 million BOLI contract. The increase in gains on the sale of investment securities was due to the Company selling securities to diversify its portfolio and to take advantage of market conditions. Service charges and fees increased in part due to implementing fees charged for foreign ATM transactions, increased collection rate in overdraft fees, implementation of revised deposit fees, and increased sales of fixed annuity products which was driven by market conditions.

NON-INTEREST EXPENSE. Non-interest expense for the nine months ended September 30, 2001 was $27.4 million, an increase of $4.8 million, or 21.2%, compared to $22.6 million for the nine months ended September 30, 2000. The increase was primarily due to increases in salaries and employee benefits, advertising and other expenses. Salaries and benefits increased $3.8 million primarily due to expenses of $1.7 million related to the cost of accelerating the vesting of options for certain retired directors, $1.2 million for the increased cost for the full nine months of 2001 versus 110 days in 2000 for restricted stock, and approximately $681,000 for the increased cost for the Employee Stock Ownership Plan resulting from higher share price of the Company's stock. Other expenses increased $484,000 or 15.7% from $3.1 million to $3.6 million due in part to increased costs related to increased loan volume and additional software maintenance to support enhanced Internet capabilities and other productivity enhancing software and forms. Advertising expense increased $117,000 or 10.7% to $1.2 million for the nine month period ended September 31, 2001 compared to $1.1 million for the nine month period ended September 30, 2000 due to the implementation of advertising campaigns during the first nine months of the year to promote Internet Banking, small business lending and core deposit products.

INCOME TAX EXPENSE. Income taxes were $10.1 million for the nine months ended September 30, 2001 as compared to $12.2 million for the nine months ended September 30, 2000. The decrease in income taxes was primarily due to a decrease in income before income taxes and the effect of a greater percentage of tax exempt income to total taxable income.

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

                                                                           FOR THE THREE MONTHS ENDED
                                                        SEPT. 30, 2001                                 SEPT. 30, 2000
                                         --------------------------------------------      ----------------------------------------
                                                                           AVERAGE                                         AVERAGE
                                         AVERAGE BALANCE     INTEREST     YIELD/RATE       AVERAGE BALANCE    INTEREST    YIELD/RATE
                                         ---------------     --------     ----------       ---------------   ---------    ----------
                                                                              (DOLLARS IN THOUSANDS)

INTEREST EARNING ASSETS:
   Loans (1)                              $    1,226,343    $   21,350           6.96 %      $  1,102,552    $  20,817       7.55 %
   Federal funds sold                                388             3           3.09               7,477          123       6.58
   Investment securities-taxable
       and Interest-earning deposits             230,739         4,391           7.61             308,275        5,435       7.05
   Investment securities-tax exempt (2)           28,186           600           8.51              26,605          559       8.40
   Mortgage-backed securities                    225,116         3,879           6.89             320,833        5,351       6.67
   FHLB stock                                     16,114           234           5.81              12,194          245       8.04
                                          --------------    ----------        -------        ------------    ---------    -------
         Total interest-earning
             assets                            1,726,886    $   30,457           7.05 %         1,777,936    $  32,530       7.32 %
Non-interest-earning assets                      183,421                                          109,852
                                          --------------                                     ------------
         Total assets                     $    1,910,307                                     $  1,887,788
                                          ==============                                     ============


INTEREST-BEARING LIABILITIES:

   Deposits
      Money management accounts           $       90,009    $      645           2.87 %      $     60,822    $     415       2.73 %
      NOW accounts                                84,540           135           0.64              80,521          274       1.36
      Savings and IRA passbook                   215,116         1,071           1.99             203,839        1,037       2.03
         accounts
      Certificates of deposit                    689,413         8,826           5.12             749,440       10,496       5.60
                                          --------------    ----------        -------        ------------  -----------    -------
         Total interest-bearing
             deposits                          1,079,078        10,677           3.96           1,094,622       12,222       4.47
   FHLB advances and other
         borrowings (3)                          330,449         4,636           5.61             208,202        3,243       6.23
                                          --------------    ----------        -------        ------------  -----------    -------
         Total interest-bearing
             liabilities                       1,409,527     $  15,313           4.35 %         1,302,824     $ 15,465       4.75 %
   Non-interest bearing demand                    38,842                                           26,058
         deposits
   Other non-interest-bearing
         liabilities                              43,799                                           34,119
                                          --------------                                     ------------
         Total liabilities                     1,492,168                                        1,363,001
Stockholders' equity                             418,139                                          524,787
                                          --------------                                     ------------
         Total liabilities and equity     $    1,910,307                                     $  1,887,788

   Net interest-earning assets            $      317,359                                     $    475,112
                                          ==============                                     ============
   Net interest income                                      $   15,144                                       $  17,065
                                                            ==========                                       =========
   Interest rate spread                                                          2.70 %                                      2.57 %
                                                                                 ====                                        ====
   Net interest margin (net interest income
     as a percentage of interest-earning assets)                                 3.51 %                                      3.84 %
                                                                                 ====                                        ====
   Ratio of interest-earning assets to
     Interest-bearing liabilities                                              122.52 %                                    136.47 %
                                                                               ======                                      ======

Note 1 - Average balances include nonaccrual loans.
Note 2 - Tax exempt interest is calculated on a tax equivalent basis.
Note 3 - Includes mortgage escrow accounts

                                                                           FOR THE NINE MONTHS ENDED
                                                        SEPT. 30, 2001                                 SEPT. 30, 2000
                                         --------------------------------------------      ----------------------------------------
                                                                           AVERAGE                                         AVERAGE
                                         AVERAGE BALANCE     INTEREST     YIELD/RATE       AVERAGE BALANCE    INTEREST    YIELD/RATE
                                         ---------------     --------     ----------       ---------------   ---------    ----------
                                                                              (DOLLARS IN THOUSANDS)


INTEREST EARNING ASSETS:

   Loans (1)                              $    1,178,964    $   63,920           7.23 %      $  1,068,973    $  59,418       7.41 %
   Federal funds sold                             12,854           481           4.99               7,338          331       6.01
   Investment securities-taxable
       and Interest-earning deposits             239,496        13,618           7.58             333,028       16,921       6.77
   Investment securities-tax exempt (2)           27,334         1,756           8.57              20,946        1,323       8.42
   Mortgage-backed securities                    237,246        12,259           6.89             340,783       16,870       6.60
   FHLB stock                                     13,701           650           6.33              13,515          754       7.44
                                          --------------   -----------        -------        ------------  -----------    -------
         Total interest-earning
             assets                            1,709,595    $   92,684           7.23 %         1,784,583    $  95,617       7.14 %
Non-interest-earning assets                      184,402                                           99,633
                                          --------------                                     ------------
         Total assets                     $    1,893,997                                     $  1,884,216
                                          ==============                                     ============


INTEREST-BEARING LIABILITIES:
   Deposits
      Money management accounts           $       81,183    $    1,843           3.03 %      $     62,410    $   1,257       2.69 %
      NOW accounts                                86,581           529           0.81              78,403          797       1.36
      Savings and IRA passbook
         accounts                                210,938         3,146           1.99             202,235        3,062       2.02
      Certificates of deposit                    712,312        29,186           5.46             757,635       30,265       5.33
                                          --------------    ----------    -----------        ------------    ---------    -------
         Total interest-bearing
             deposits                          1,091,014        34,704           4.24           1,100,683       35,381       4.29
   FHLB advances and other
         borrowings (3)                          275,423        11,893           5.76             198,086        8,971       6.04
                                         ---------------    ----------    -----------        ------------  -----------    -------
         Total interest-bearing
             liabilities                       1,366,437    $   46,597           4.55 %         1,298,769     $ 44,352       4.55 %
   Non-interest bearing demand
         deposits                                 34,108                                           24,936
   Other non-interest-bearing
         liabilities                              44,709                                           28,751
                                          --------------                                     ------------
         Total liabilities                     1,445,254                                        1,352,456
Stockholders' equity                             448,743                                          531,760
                                          --------------                                     ------------
         Total liabilities and
             equity                       $    1,893,997                                     $  1,884,216
                                          ==============                                     ============
   Net interest-earning assets            $      343,158                                     $    485,814
                                          ==============                                     ============
   Net interest income                                      $   46,087                                        $ 51,265
                                                           ===========                                        ========
   Interest rate spread                                                          2.68 %                                      2.59 %
                                                                                 ====                                        ====
   Net interest margin (net
     interest income as a percentage of
     interest-earning assets)                                                    3.59 %                                      3.83 %
                                                                                 ====                                        ====
   Ratio of interest-earning assets to
    Interest-bearing liabilities                                               125.11 %                                    137.41 %
                                                                               ======                                      ======

Note 1 - Average balances include nonaccrual loans.
Note 2 - Tax exempt interest is calculated on a tax equivalent basis.
Note 3 - Includes mortgage escrow accounts

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company's main sources of liquidity are dividends from the Bank, while the main outflows are the payments of dividends, purchases of treasury stock and operating expenses. The Bank can not pay dividends to the Company in excess of the sum of the Bank's net profits for the current year combined with its retained net profits from the preceding two calendar years without prior approval. For 2001 the Bank surpassed the limit and received waivers to dividend to the Company. Any further dividends in 2001 would require prior regulatory approval. Regulations also prohibit the payment of dividends by the Bank if doing so would cause it to be "undercapitalized". Further restrictions prohibit the payment of dividends if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations. The Bank's primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investments and mortgage-backed securities and borrowings from the Federal Home Loan Bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2001, the Bank exceeded all of its regulatory capital requirements and was considered "well capitalized" under regulatory guidelines.

As previously discussed, on July 18, 2001, the Company and American Bank of Connecticut ("American Bank") entered into a definitive agreement (the "Agreement") whereby the Company will acquire all of the outstanding common stock of American Bank for stock and cash equal to approximately $153 million. Immediately after the completion of the acquisition, American Bank will be merged with and into the Bank. The Board of Directors of the Company expects the transaction to close in mid January 2002. The Company has received the approval of the Federal Deposit Insurance Corporation, subject to certain conditions, but is subject to approval by American Bank shareholders and the Connecticut Department of Banking. Management expects the effects of this transaction on the liquidity and capital of the Bank to be significant, but that the combined bank will still be categorized as "well capitalized" after the acquisition. It is expected that $23.4 million from the sale of securities and $46.9 from FHLB borrowings will be used to fund the cash portion of the merger consideration.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation rates.

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

The Company's market risk also includes equity price risk. The marketable equity securities portfolio had net unrealized gains of $48.1 million at September 30, 2001 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's stockholders equity. If equity security prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

QUANTITATIVE ASPECTS OF MARKET RISK. The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. The table below sets forth, as of September 30, 2001 and December 31, 2000 estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous increases and decreases in market interest rates of 200 basis points.

If interest rates instantaneously increased 200 basis points, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities, including Collateralized Mortgage Obligations ("CMO") and Mortgage-backed Securities ("MBS"), were 13.66% and 13.51% on September 30, 2001 and December 31, 2000, respectively. If interest rates instantaneously decreased 200 basis points, the CPR prepayment assumptions were 33.38% and 29.53% on June 30, 2001 and December 31, 2000, respectively. At December 31, 2000, the rates paid on non-maturity deposits (savings, money management and NOW accounts) were assumed not to change under either interest rate environment. At September 30, 2001, the rates paid on non-maturity deposits were assumed to change as follows: savings, NOW, and non-premium rate money market accounts were assumed not to change under a rising or falling interest rate environment; premium rate money market accounts were assumed to increase 50 basis points if interest rates instantaneously increased 200 basis points and decrease 100 basis points if interest rates instantaneously decreased 200 basis points.

                                                         Estimated Changes in Annual Net Interest Income
                                                         -----------------------------------------------
                  Increase/                           September 30, 2001                   December 31, 2000
                  (Decrease)                          ------------------                   -----------------
                  in market                                            (Dollars in thousands)
                  interest rates
                  in basis points                    $                   %                $                  %
                  (Rate Shock)                     Change              Change           Change             Change
                  ------------------------------------------------------------------------------------------------

                  200                             $ 1,613               2.60%          $   178              0.27%
                 (200)                            $(2,808)             (4.52)%         $(1,507)            (2.27)%

Comparing the changes in net interest income on September 30, 2001 and December 31, 2000, the estimated decrease in net interest income decreased by $1.3 million from ($1.5 million) to ($2.8 million) under a down 200 basis point environment. Correspondingly, under an up 200 basis point environment, the estimated increase in net interest income rose by $1.4 million from $178,000 to $1.6million. These changes are attributable to an increase in asset rate sensitivity, which resulted from the growth of short-term assets and increased prepayment speeds for mortgage loans and mortgage back securities.

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

None

PART II. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         The following exhibits are included herein:

          2.1 Agreement and Plan of Merger, dated as of July 18, 2001 by and among American Financial Holdings, Inc., American Savings Bank and American Bank of Connecticut*
          3.1   Certificate of Incorporation of American Financial Holdings,
                Inc.**
          3.2   Bylaws of American Financial Holdings, Inc.*
         10.1 American Financial Holdings, Inc. 2000 Stock-Based Incentive Plan ***

          10.2 Stock Option Agreement, dated as of July 18,2001, by and between American Bank of Connecticut, as issuer, and American Financial holdings, Inc. as grantee*

          *Incorporated by reference into this document from the Exhibits to the Form 8-K as filed on July 24, 2001.
          **Incorporated by reference into this document from the Exhibits to the Form S-1 Registration Statement, and any amendments thereto, Registration No. 333-84463
          ***Incorporated by reference into this document from the proxy statement for the 2001 Annual Meeting filed March 26, 2001

b)       Reports on Form 8-K

         On July 24, 2001, the Company filed a form 8-K summarizing the material components of its merger agreement and stock option agreement with American Bank of Connecticut. A copy of the agreement and plan of merger and stock option agreement were filed by exhibit.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 American Financial Holdings, Inc.

Date: November 9, 2001           /s/ Robert T. Kenney
                                 --------------------
                                 Robert T. Kenney
                                 Chairman, President and Chief Executive Officer

Date: November 9, 2001           /s/ Charles J. Boulier, III
                                 ------------------------------------
                                 Charles J. Boulier, III
                                 Senior Executive Vice President,
                                 Chief Financial Officer and Treasurer