Form 10-K405
period 2001-12-31
AMERICAN FINANCIAL HOLDINGS INC
filed 2002-03-27
CIK 1095862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________ to ________

                         Commission File Number: 0-27399

                        AMERICAN FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       06-1555700
 (State or other jurisdiction of incorporation                I.R.S. Employer
             or organization)                               Identification No.)

102 WEST MAIN STREET, NEW BRITAIN, CONNECTICUT                     06051
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

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $601,522,911 based upon the closing price of $27.15 as quoted on the Nasdaq National Market for March 7, 2002. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

      The number of shares outstanding of the registrant's Common Stock as of March 7, 2002 was 23,314,529.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Proxy Statement for the Annual Meeting of Stockholders ("Proxy Statement"). (Part III)

                                TABLE OF CONTENTS

Part I                                                                      Page
------                                                                      ----

Item 1.   Business.............................................................3
Item 2.   Properties..........................................................32
Item 3.   Legal Proceedings...................................................33
Item 4.   Submission of Matters to a Vote of Security Holders.................33

Part II
-------

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.............................................................33
Item 6.   Selected Financial Data.............................................34
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................35
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........47
Item 8.   Financial Statements and Supplementary Data.........................48
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................48

Part III
--------

Item 10.  Directors and Executive Officers of the Registrant..................48
Item 11.  Executive Compensation..............................................49
Item 12.  Security Ownership of Certain Beneficial Owners and Management......49
Item 13.  Certain Relationships and Related Transactions......................49

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....49

SIGNATURES

PART I

ITEM 1.      DESCRIPTION OF BUSINESS
------

FORWARD LOOKING STATEMENTS

References to the Company generally refer to the consolidated operations of American Financial Holdings, Inc. (the "Parent Company") and American Savings Bank (the "Bank"). This report contains forward-looking statements that are based on assumptions and describe future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results accurately or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan and investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The Parent Company was organized as a Delaware business corporation at the direction of the Bank in July 1999 to become the holding company for the Bank upon completion of its conversion from a mutual savings bank to a stock savings bank (the "Conversion"). The Conversion was completed on November 30, 1999. At December 31, 2001, the Company had consolidated total assets of $1.90 billion and total stockholders' equity of $394.9 million. The Parent Company is subject to regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, and the Securities and Exchange Commission.

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

On January 18, 2002, the Company completed its acquisition of American Bank of Connecticut ("ABC"). The acquisition doubled the number of branch locations from 17 to 34. The majority of the new branches are located in Waterbury, Connecticut in New Haven County and some are located in Litchfield County. The acquisition extended the Bank's traditional loan and deposit products to a larger population, and brought the established ABC commercial banking products and expertise to the Bank's market area.

The Company operates 34 banking offices in Hartford, Middlesex, Tolland, New Haven and Litchfield counties, and offers a full range of banking services to individuals and corporate customers primarily located in Central Connecticut. The Company specializes in acceptance of retail deposits from the general public and using those funds, together with funds generated from operations and borrowings, to originate commercial loans and commercial real estate loans, residential mortgage loans and consumer loans, primarily home equity loans and lines of credit. The Company originates loans primarily for investment. However, the Company also sells loans, primarily fixed-rate mortgage loans, in the secondary market, while generally retaining the servicing rights. The Company also invests in mortgage-backed securities, debt and equity securities and other permissible investments. The Company's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment and mortgage-backed securities. The Company's primary sources of funds are deposits, principal and interest payments on loans and investments and mortgage-backed securities, advances from the Federal Home Loan Bank of Boston and to a lesser extent, borrowings under repurchase agreements.

MARKET AREA

The Company is headquartered in New Britain, Connecticut in Hartford County. The Company's primary deposit gathering area is concentrated in the communities surrounding its 34 banking offices located in Hartford, Middlesex, Tolland, New Haven and Litchfield counties. The Company's primary lending area is significantly broader than its deposit gathering area and, includes all of the State of Connecticut as well as parts of Rhode Island and Massachusetts.

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

Connecticut's economy declined along with the nation's in 2001 and like the national economy the downturn was not as deep as it was in the recession of the early 1990s. When final labor figures are published, Connecticut is expected to lose a total of 35,000-40,000 jobs in this downturn, about a quarter of the number lost in the state's last recession. The state's economy, along with the nation's, is expected to recover in 2002, supported by a diverse industrial base and service industry, a growing biotech industry, increases in federal spending on defense and a 3.6% unemployment rate that is still well below the national unemployment rate of 5.8%. However, the state's rate of recovery is expected to lag the nation's--just as it did before the recession--because of a long-standing labor shortage, and, to a lesser extent, the state's dependency on the weakening financial services industry and particularly Connecticut's ties to Wall Street, largely in Fairfield county.

Connecticut leads the nation in terms of disposable personal income, which was $32,820 in 2000 as compared to $23,279 in 1990. Additionally, during the fourth quarter of 2001, the drop in labor market activity has slowed in most of the State's regions and this has showed up in the recent positive reading from the State's consumer confidence index and in a rebound in retail sales. The State's manufacturing sector, which represents nearly 20% of economic activity, continued to weaken as hours worked in the fourth quarter of 2001 dropped significantly, supporting a slower economic recovery.

COMPETITION

The Company faces intense competition for the attraction of deposits and origination of loans in its primary market area. Its most direct competition for deposits has historically come from the several commercial and savings banks operating in the Company's primary market area and, to a lesser extent, from other financial institutions, such as brokerage firms, credit unions and insurance companies. While those entities still provide a source of competition for deposits, the Company faces significant competition for deposits from the mutual fund industry as customers seek alternative sources of investment for their funds. The Company also faces significant competition for investors' funds from their direct purchase of short-term money market securities and other corporate and government securities. While the Company faces competition for loans from the significant number of financial institutions, primarily savings banks and commercial banks in its market area, its most significant competition comes from other financial service providers, such as the mortgage companies and mortgage brokers operating in its primary market area. The increase of Internet accessible financial institutions, which solicit deposits and originate loans on a nationwide basis will continue to increase competition for the Company's customers and may have an adverse impact on its future operations. Additionally, competition is likely to continue to increase as a result of recent regulatory actions and legislative changes, most notably the enactment of the Gramm-Leach-Bliley Act of 1999. These changes have eased and likely will continue to ease restrictions on the interstate operations of financial institutions due to the increasing trend for non-depository financial service companies entering the financial services market, such as insurance companies, securities companies and specialty financial companies. Competition for deposits and the origination of loans may limit the Company's growth in the future.

LENDING ACTIVITIES

GENERAL. The types of loans that the Company may originate are subject to federal and state laws and regulations. The Company concentrates primarily upon its traditional residential mortgage, home equity and other consumer loan products, in addition to commercial and commercial real estate loans that meet the needs of small - to medium - sized businesses. Interest rates charged by the Company on loans are affected principally by the Company's current asset/liability strategy, the demand for such loans and the supply of money available for lending purposes. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

The following table shows the composition of the Company's loan portfolio at the dates indicated. At December 31, 2001, the Company did not have any loan concentrations in excess of 10% of total loans except as disclosed in the following table:


------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO
------------------------------------------------------------------------------------------------------------------------------

                                                                 AT DECEMBER 31,
                    ----------------------------------------------------------------------------------------------------------
                          2001                 2000                  1999                  1998                 1997
                    ------------------   -----------------     ------------------    ------------------   --------------------
                               PERCENT             Percent                Percent              Percent              Percent
                                 OF                   of                    of                    of                   of
                    AMOUNT      TOTAL     Amount    Total      Amount      Total     Amount     Total     Amount     Total
                    ------      -----     ------    -----      ------      -----     ------     -----     ------     -----
                                                             (Dollars in thousands)
Real estate loans:
  One- to four-
    family          $ 832,177   68.2%    $ 818,272   70.6%     $ 719,089   69.5%     $ 624,819   68.4%     $588,050   69.8%
  Residential
    construction        9,437    0.8        11,963    1.0         19,587    1.9         17,177    1.9        11,755    1.4
  Other                   394    0.0           924    0.1          1,106    0.1          1,223    0.1         2,063    0.2
                    ---------   ----     ---------   ----      ---------   ----      ---------   ----      --------   ----
    Total real
    estate loans      842,008   69.0       831,159   71.7        739,782   71.5        643,219   70.4       601,868   71.4
                    ---------   ----     ---------   ----      ---------   ----      ---------   ----      --------   ----

Commercial loans
  Commercial
  business loans        3,296    0.3           132     -              -      -              -      -             -      -
                        -----                  ---
    Total
      commercial
      business loans    3,296    0.3           132
                        -----    ---           ---
                                                       -              -      -              -      -             -      -

Consumer loans:
  Home equity
    loans and
    lines of
    credit            360,166   29.5       307,106   26.6        276,049   26.7        243,102   26.6       216,814   25.7
  Automobiles          12,881    1.0        17,027    1.5         15,539    1.5         20,085    2.2        20,793    2.5
  Other                 2,197    0.2         2,701    0.2          3,162    0.3          6,940    0.8         3,557    0.4
                    ---------   ----     ---------   ----      ---------   ----      ---------  ----      --------   ----

    Total
      consumer
      loans           375,244   30.7       326,834   28.3        294,750   28.5        270,127   29.6       241,164   28.6
                    ---------   ----     ---------   ----      ---------   ----      ---------   ----      --------   ----


    Total loans     1,220,548  100.0%    1,158,125  100.0%     1,034,532  100.0%       913,346  100.0%      843,032  100.0%
                               =====                =====                 =====                 =====                =====

Net deferred
  loan
  origination
  costs (fees)          5,186                3,547                 3,819                 1,534                  928
Allowance for
  loan losses         (10,887)             (10,624)               (8,820)               (7,626)              (6,277)
                    ---------            ---------             ---------             ---------             --------

    Total loans,
      net          $1,214,847           $1,151,048            $1,029,531              $907,254             $837,683
                    =========            =========             =========               =======              =======

------------------------------------------------------------------------------------------------------------------------------

ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Company's primary lending activity is the origination of loans secured by owner occupied one- to four-family residences located in its primary lending area.

The Company originates fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years and rates based on market conditions. The Company offers mortgage loans that conform to Fannie Mae and Freddie Mac underwriting guidelines, as well as jumbo loans, which were loans in amounts over $275,000 through October 2001 and $300,700 beginning in November 2001. Fixed-rate conforming loans are generally originated for portfolio; however, such loans may be sold periodically in response to changes in prevailing market interest rates. Loans that are sold are generally sold to Freddie Mac, with the servicing rights retained. The Company will underwrite one- to four-family residential mortgage loans up to a loan-to-value ratio of 95%, provided that a borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.

The Company also offers adjustable-rate mortgage loans, with an interest rate based on market conditions. Interest rate adjustments are limited to no more than 2% during any adjustment period and 6% over the life of the loan. Additionally, the Company offers an adjustable-rate loan with a conversion option where the borrower has the option to convert the loan to a fixed interest rate after a predetermined period of time, generally within the first 60 months of the loan term. Adjustable-rate mortgage loans help reduce the Company's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the borrower. During periods of rising interest rates the risk of default on adjustable-rate mortgage loans may increase as a result of repricing and the increased payments required by the borrower. Although adjustable-rate mortgage loans allow the Company to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits, and the degree to which borrowers prepay their loans. Because of these considerations, the Company has no assurance that yields on adjustable-rate mortgage loans will be sufficient to offset increases in the Company's cost of funds during periods of rising interest rates. The Company believes these risks, which have not had a material adverse effect to date, generally are less than the risks associated with holding fixed-rate loans in its portfolio in a rising interest rate environment.

The Company also requires that fire, casualty, title, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. An independent licensed appraiser generally appraises all properties.

RESIDENTIAL CONSTRUCTION LOANS. The Company originates construction loans to individuals for the construction and acquisition of personal residences. At December 31, 2001, the advanced portion of residential construction loans amounted to $9.4 million, or 0.8% of total loans. At December 31, 2001, the unadvanced portion of construction loans totaled $7.8 million.

The Company's construction loans generally provide for the payment of interest only during the construction phase, which is usually twelve months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan exceeds 80% of the appraised value or sales price of the secured property, whichever is less. At December 31, 2001, the largest outstanding construction loan commitment was for $900,000, $630,000 of which was outstanding. This loan was performing according to its terms at December 31, 2001. Construction loans to individuals are made on the same terms as the Company's one- to four-family mortgage loans. Before making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent licensed appraiser. The Company also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction lending generally involves a higher degree of risk than single-family permanent mortgage lending because of the greater potential for disagreements between borrowers and builders and the failure of builders to pay subcontractors. Additional risk often exists because of the inherent difficulty in estimating both a property's value and the estimated cost of the property. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a property whose value is insufficient to assure full repayment. The Company has attempted to minimize the foregoing risks by, among other things, limiting its construction lending to residential properties, and by having all construction loans convert to permanent mortgage loans at the end of the construction phase.

HOME EQUITY LOANS AND LINES OF CREDIT. The Company offers home equity lines of credit and fully amortizing home equity loans, both of which are secured by owner-occupied one- to four-family residences. At December 31, 2001, home equity loans and lines of credit totaled $360.2 million, or 29.5% of the Company's total loans and 96.0% of consumer loans. Additionally, at December 31, 2001, the unadvanced amounts of home equity lines of credit totaled $265.9 million. The underwriting standards employed by the Company for home equity loans and lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity lines of credit have adjustable rates of interest, which are indexed to the prime rate as reported in The Wall Street Journal. Interest rate adjustments on home equity lines of credit are limited to no more than 6% over the life of the loan. Generally, the maximum loan-to-value ratio on home equity lines of credit (combined with any existing first mortgage balance) is 75% for a one- to four-family residence and 70% for a condominium. A home equity line of credit may be drawn down by the borrower for a period of ten years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest. The borrower has to pay back the amount outstanding under the line of credit at the end of the ten-year period.

The Company also offers fixed- and adjustable-rate home equity loans with terms up to 15 and 20 years, respectively. The loan-to-value ratios of both fixed-rate and adjustable-rate home equity loans are generally limited to 80% for loans of five years or less, 75% for loans over five years and 70% for loans secured by condominiums.

AUTOMOBILE AND OTHER CONSUMER LENDING. The Company offers fixed-rate automobile loans with terms of up to 60 months and loan-to-value ratios of 80% for new cars. For used cars, the maximum loan-to-value ratio is 80% of the retail value shown in the NADA Used Car Guide or the purchase price, whichever is lower, and with terms of 48 months for automobiles up to three years old and 36 months for older vehicles. At December 31, 2001, automobile loans totaled $12.9 million, or 1.0% of the Company's total loans and 3.4% of consumer loans.

Other consumer loans at December 31, 2001 amounted to $2.2 million, or 0.2% of the Company's total loans and 0.6% of consumer loans. These loans include unsecured personal loans and unsecured reserve checking, collateral loans and reserve checking. Unsecured personal loans have a fixed-rate, a maximum borrowing limitation of $5,000 and a maximum term of three years. Collateral loans are generally secured by a passbook account, a certificate of deposit or marketable securities.

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

COMMERCIAL BUSINESS LOANS. During the fourth quarter of 2000, the Company began to originate commercial business loans to small and medium size businesses located in its primary market area. At December 31, 2001, approximately $3.3 million of the Company's gross loan portfolio consisted of commercial business loans. At that date, the Company had outstanding unadvanced commitments on commercial lines of credit of approximately $955,000. Commercial business loans are generally secured by business assets such as business equipment, inventory and accounts receivable. The Community Lending Department will originate business Lines of Credit and Term Loans. Lines of Credit are for short-term business needs and are reviewed annually while Term Loans are for business needs of a longer term and will typically have a maturity of up to seven years. Rates for business loans will be established based on the strength of the financial information submitted to the Company and will be variable rate tied to prime, or fixed rate based on prevailing long-term rates. Commercial business loans generally involve higher credit risks than residential loans. Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Commercial business loans diversify the Company's portfolio and reduce the Company's interest rate risk by originating loans that adjust with changes in the prime rate. These loans typically will generate fee income and often have compensating deposit balances. Upon the acquisition of American Bank of Connecticut, commercial loans are expected to initially increase to approximately 11.0% of the loan portfolio from 0.3% at December 31, 2001.

LOANS TO ONE BORROWER. The maximum amount that the Company may lend to one borrower is limited by regulation. At December 31, 2001, the Company's regulatory limit on loans to one borrower was $49.3 million, which equaled 15% of the Bank's Tier 1 capital. At that date, the Company's largest amount of loans to one borrower, including the borrower's related interests, was a line of credit totaling $2.0 million of which approximately $2.0 million was outstanding. This loan was performing according to the original terms at December 31, 2001.

MATURITY OF RESIDENTIAL CONSTRUCTION, COMMERCIAL REAL ESTATE AND COMMERCIAL LOAN PORTFOLIO. At December 31, 2001, the advanced portion of residential construction loans due in one year or less totaled $8.8 million. The remainder of the portfolio which totaled $628,200 was due in two years all of which were fixed rate loans. Upon completion of the construction phase, construction loans automatically convert to residential real estate loans at either a fixed or variable rate. At December 31, 2001, there were no commercial real estate loans. At December 31, 2001, $602,000 of commercial loans were due to mature in one year or less, $1.2 million were due to mature beyond one year but before five years, of which $373,000 were variable loans, and $1.5 million were due to mature beyond five years all of which were fixed rate loans.

LOAN APPROVAL PROCEDURES AND AUTHORITY. The Company follows written, non-discriminatory, underwriting standards and loan origination procedures established by the Bank's Board of Directors and management.

The Company's policies and loan approval limits are established by the Chief Executive Officer, Chief Banking Officer, Chief Lending Officer and the Chief Commercial Banking Officer with the approval of the Board of Directors.

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

Three individuals have been delegated significant approval authority with respect to consumer loans. The Chief Executive Officer may approve any consumer loan up to $1.0 million. The Chief Lending Officer may individually approve any consumer loan up to $250,000. The additional approval of any member of the Consumer Loan Committee, which currently consists of the Chief Executive Officer, the Chief Lending Officer and two other members of the Company's senior management and officers, is required on loans between $250,000 and $900,000. A senior vice president in the lending department also has authority to individually approve consumer loans up to $250,000; however, loans between $250,000 and $900,000 require the additional signature of the Chief Executive Officer or the Chief Lending Officer. Lastly, an officer of the Company has authority to approve automobile loans up to $35,000 and home equity loans up to $150,000. Loans greater than those limits require the approval of another member of the Consumer Loan Committee and home equity loans between $250,000 and $900,000 require the additional signature of either the Chief Executive Officer or the Chief Lending Officer. All consumer loans greater than $1.0 million require the prior approval of the Board of Directors.

Additionally, various Bank personnel have been delegated various levels of authority to approve new and used automobile loans and unsecured loans. These individuals' authority ranges from $15,000 to $25,000 for automobile loans and between $2,500 and $5,000 for unsecured loans.

Any two of the following members of the Community Lending Loan Committee ("CLLC"), or any one member and the Chief Executive Officer, may approve loans. The CLLC members are the Executive Vice President and Chief Lending Officer, Executive Vice President of Retail Banking, Vice President and Community Lending Department Head, and the Vice President Community Lending Department Lending Loan Officer. Loans of up to $150,000 may be approved within the Community Lending Department and larger loans up to $250,000 must be approved by one of the Vice Presidents of the CLLC. Over $250,000 to $1 million must be approved by the Chief Executive Officer. All loans over $1 million require the prior approval of the Board of Directors.

LOAN ORIGINATIONS, PURCHASES AND SALES. The Company's lending activities are conducted by its salaried and commissioned loan personnel and through the use of 13 loan correspondents who solicit and originate adjustable-rate mortgage loans on behalf of the Company. These loan correspondents accounted for approximately 58.5% of the adjustable-rate mortgage loans originated by the Company in 2001. All loans originated by loan correspondents are underwritten to conform to the Company's loan underwriting policies and procedures. Additionally, the Company uses a third party to solicit and originate automobile loans on behalf of the Company. This arrangement accounted for approximately 63.3% of the automobile loans originated in 2001. All of the loans originated by the third party are underwritten by the Company according to its underwriting policies and procedures. The Company is not an active purchaser of loans. At December 31, 2001, the Company serviced $135.8 million of loans for others.

The Company generally originates fixed-rate mortgage loans for portfolio but from time to time will sell such loans in the secondary market based on prevailing market conditions. Sales are generally to Freddie Mac, with servicing rights retained. Loan sale decisions are made by the Mortgage Pipeline Committee of the Company. The Company occasionally obtains forward or standby commitments from the prospective loan purchaser.

The following table presents total loans originated, sold and repaid during the periods indicated. The Company did not purchase any loans during the periods indicated.


--------------------------------------------------------------------------------------------------------------------------------
LOANS ORIGINATED, SOLD AND REPAID
--------------------------------------------------------------------------------------------------------------------------------

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------------
                                                                         2001                  2000                  1999
                                                                   ------------------    -----------------     -----------------
                                                                                      (Dollars in thousands)

Loans at beginning of year                                      $          1,158,125  $         1,034,532   $           913,346
Originations:
          Real estate:
          One-to four-family                                                 309,123              159,460               214,994
          Residential constructions                                           17,493               21,477                41,922
                                                                   ------------------    -----------------     -----------------
               Total real estate loans                                       326,616              180,937               256,916
                                                                   ------------------    -----------------     -----------------

Consumer:
          Home equity loans and lines of credit                              219,135              121,060               165,214
          All other                                                           34,638               47,565                38,427
                                                                   ------------------    -----------------     -----------------
               Total consumer loans                                          253,773              168,625               203,641
                                                                   ------------------    -----------------     -----------------

Commercial:
          Business loans                                                       3,931                  275                     -
                                                                   ------------------    -----------------     -----------------
               Total loans originated                                        584,320              349,837               460,557
                                                                   ------------------    -----------------     -----------------

Deduct:
          Principal loan repayments,
            prepayments and other net                                        510,453              224,915               325,858
          Loan sales                                                          10,700                  768                11,191
          Net loan charge-offs                                                   187                   91                   836
          Transfer to REO                                                        557                  470                 1,486
                                                                   ------------------    -----------------     -----------------
               Total deductions                                              521,897              226,244               339,371
                                                                   ------------------    -----------------     -----------------

Net increase in loans                                                         62,423              123,593               121,186
                                                                   ------------------    -----------------     -----------------
Loans at end of year                                              $        1,220,548    $       1,158,125     $       1,034,532
                                                                   ==================    =================     =================

--------------------------------------------------------------------------------------------------------------------------------


LOAN COMMITMENTS. The Company issues loan commitments to its prospective borrowers conditioned on the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 120 days from application. At December 31, 2001, the Company had loan commitments and unadvanced loans and lines of credit totaling $366.5 million. See Note 12 of the Notes to Consolidated Financial Statements included in this report.

LOAN FEES. In addition to interest earned on loans, the Company receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made. On loans originated by correspondents, where the borrower pays no points, but pays a higher rate on the loan, the Company will pay a premium to compensate the correspondent.

The Company charges loan origination fees for fixed-rate loans which are calculated as a percentage of the amount borrowed. As required by applicable accounting principles, loan origination fees, discount points and certain loan origination costs are deferred and recognized over the contractual remaining lives of the related loans on a level yield basis. At December 31, 2001, 2000 and 1999, the Company had $5.2 million, $3.5 million and $3.8 million, respectively, of net deferred loan origination costs. The Company amortized approximately $722,000, $751,000 and $502,000 of net deferred loan origination costs during the years ended December 31, 2001, 2000 and 1999, respectively.

NONPERFORMING ASSETS AND DELINQUENCIES. All loan payments are due on the first day of each month. When a borrower fails to make a required loan payment, the Company attempts to cure the deficiency by contacting the borrower to seek payment. A late notice is mailed on the 16th day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 16th day of the month, the account is referred to an in-house collector. While the Company generally prefers to work with borrowers to resolve problems, the Company will institute foreclosure or other proceedings after the 90th day of a delinquency, as necessary, to minimize any potential loss.

Management informs the Board of Directors quarterly of the amount of loans delinquent more than 30 days, loans in foreclosure, and foreclosed and repossessed property that the Company owns.

The Company ceases accruing interest on mortgage loans when principal or interest payments are delinquent 90 days or more. The following table presents information with respect to the Company's nonperforming assets at the dates indicated.


------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------

                                                                      AT DECEMBER 31,
                                           -----------------------------------------------------------------------
                                             2001            2000           1999           1998           1997
                                           ----------     -----------    -----------    -----------    -----------
                                                                   (Dollars in thousands)
Non-accruing loans:
One-to four-family real estate         $       3,851  $        2,709  $       2,158  $       3,683  $       6,480
Consumer                                         353             304            365            303            394
                                           ----------     -----------    -----------    -----------    -----------
   Total nonperforming loans                   4,204           3,013          2,523          3,986          6,874
Real estate owned                                 77             211            445            720            739
                                           ----------     -----------    -----------    -----------    -----------
   Total nonperforming assets          $       4,281  $        3,224  $       2,968  $       4,706  $       7,613
                                           ==========     ===========    ===========    ===========    ===========

Total nonperforming loans as a
  percentage of total loans                    0.34%           0.26%          0.24%          0.44%          0.81%

Total nonperforming assets as
  a percentage of total assets                 0.23%           0.17%          0.16%          0.30%          0.52%






Interest income that would have been recorded for the year ended December 31, 2001, had nonaccruing loans been current according to their original terms amounted to approximately $385,000. Income on nonaccruing loans included in interest income for the year ended December 31, 2001 amounted to approximately $190,000. There were no loans past due 90 days or more and accruing interest during the five year period ended December 31, 2001. See note 1 of the "Notes to Consolidated Financial Statements" within this report for information concerning the Company's nonaccrual loan policy.

REAL ESTATE OWNED. Real estate acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at fair market value at the date of foreclosure less estimated cost to sell, establishing a new cost basis. Holding costs and declines in fair market value are expensed. At December 31, 2001, the Company had approximately $77,000 of real estate owned, consisting primarily of one- to four-family residences.

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

ALLOWANCE FOR LOAN LOSSES. In originating loans, the Company recognizes that losses will be experienced on loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the consolidated financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, and economic conditions.

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

Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while the Company believes it has established its existing allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company's financial condition and results of operations.

The following table presents an analysis of the Company's allowance for loan losses.


------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------------------
                                                                AT OR FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                                2001            2000            1999             1998               1997
                                         ---------------- ---------------- ---------------- ---------------- -----------------
                                                                       (Dollars in  thousands)

Allowance for loan losses,
    beginning of year                    $       10,624   $        8,820   $       7,626     $        6,277  $        5,588
Charged-off loans:
    One-to four-family real estate                  187              225             900              1,145           1,481
    Other real estate                                 -                -               -                  -              39
    Consumer                                         21               27              42                  9              20
                                         ---------------- ---------------- ---------------- ---------------- -----------------
       Total charged-off loans                      208              252             942              1,154           1,540
Recoveries:
    One-to four-family real estate                    -              158             104                103              75
    Consumer                                         21                3               2                  -               -
                                         ---------------- ---------------- ---------------- ---------------- -----------------
           Total recoveries                          21              161             106                103              75
                                         ---------------- ---------------- ---------------- ---------------- -----------------

Net loans charged-off                               187               91             836              1,051           1,465
                                         ---------------- ---------------- ---------------- ---------------- -----------------


Provision for loan losses                           450            1,895           2,030              2,400           2,154
Allowance for loan losses,
                                         ---------------- ---------------- ---------------- ---------------- -----------------
  end of year                            $       10,887   $       10,624   $       8,820    $         7,626      $    6,277
                                         ================ ================ ================ ================ =================

Ratios:
Net loans charged-off to
  average loans                                  0.02%            0.01%           0.09%              0.12%           0.18%
Allowance for loan losses to
  total loans                                    0.89%            0.92%           0.85%              0.83%           0.74%
Allowance for loan losses to
  nonperforming loans                          258.97%          352.58%         349.58%            191.32%          91.32%
Net loans charged-off to
  allowance for loan losses                      1.72%            0.86%           9.48%             13.78%          23.34%

Recoveries to charge-offs                       10.10%           63.90%          11.25%              8.93%           4.87%

------------------------------------------------------------------------------------------------------------------------------

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



---------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES BY LOAN CATEGORY
---------------------------------------------------------------------------------------------------------------------------

                                                                      AT DECEMBER 31,
                                -------------------------------------------------------------------------------------------
                                                    2001                                           2000
                                --------------------------------------------   --------------------------------------------
                                                   % OF                                           % of
                                               ALLOWANCE IN     PERCENT OF                    Allowance in     Percent of
                                               EACH CATEGORY   LOAN IN EACH                   Each Category   Loan in Each
                                                  TO TOTAL      CATEGORY TO                      To Total      Category to
                                     AMOUNT      ALLOWANCE     TOTAL LOANS         Amount       Allowance     Total Loans
                                -------------- -------------- --------------   -------------- -------------- --------------
                                                                  (Dollars in  thousands)

Real estate loans               $        8,472         77.80%         69.00%   $        9,006         84.80%         71.90%
Consumer loans                           2,402         22.10          30.70             1,618         15.20          28.10
Commercial loans                            13           .10            .30                 -              -              -
                                -------------- -------------- --------------   -------------- -------------- --------------

      Total Allowance
      for loan losses           $       10,887        100.00%        100.00%   $       10,624        100.00%        100.00%
                                ============== ============== ==============   ============== ============== ==============

                                                                      At December 31,
                                -------------------------------------------------------------------------------------------
                                                    1999                                           1998
                                --------------------------------------------   --------------------------------------------
                                                   % of                                           % of
                                               Allowance in     Percent of                    Allowance in     Percent of
                                               Each Category   Loan in Each                   Each Category   Loan in Each
                                                 to Total      Category to                      to Total      Category to
                                     Amount      Allowance     Total Loans         Amount       Allowance     Total Loans
                                -------------- -------------- --------------   -------------- -------------- --------------
                                                                       (Dollars in  thousands)

Real estate loans               $        7,749         87.90%         71.50%   $        6,874         90.10%         70.40%
Consumer loans                           1,071         12.10          28.50               752          9.90          29.60
                                -------------- -------------- --------------   -------------- -------------- --------------

      Total Allowance
      for loan losses           $        8,820        100.00%        100.00%   $        7,626        100.00%        100.00%
                                ============== ============== ==============   ============== ============== ==============

                                                At December 31,
                                --------------------------------------------
                                                    1997
                                --------------------------------------------
                                                   % Of
                                               Allowance in     Percent of
                                               Each Category   Loan in Each
                                                 to Total      Category to
                                     Amount      Allowance     Total Loans
                                -------------- -------------- --------------
                                           (Dollars in  thousands)

Real estate loans               $        6,101         97.20%         71.40%
Consumer loans                             176          2.80          28.60
                                -------------- -------------- --------------

      Total Allowance
      for loan losses           $        6,277        100.00%        100.00%
                                ============== ============== ==============
---------------------------------------------------------------------------------------------------------------------------

INVESTMENT ACTIVITIES

GENERAL. Under Connecticut law, the Bank has authority to purchase a wide range of investment securities. Under federal banking laws, however, financial institutions such as the Bank may not engage as principals in any activities that are not permissible for a national bank, unless the Federal Deposit Insurance Corporation has determined that the investments would not pose a significant risk to the Bank Insurance Fund and the Bank is in compliance with applicable capital standards. In 1993, the Regional Director of the Federal Deposit Insurance Corporation approved a request by the Bank to invest in certain listed stocks and/or registered stocks subject to certain conditions.

The Investment Subcommittee of the Asset/Liability Committee is responsible for developing and reviewing the Company's investment policy, which serves to guide diversification of the Company's assets, improve liquidity, and provide interest, dividend and capital gain income, while optimizing the Company's tax position. The Investment Subcommittee meets weekly to evaluate potential investments. Investment decisions are made in accordance with the Company's investment policy and are based upon the quality of a particular investment, its inherent risks, the composition of the balance sheet, market expectations, the Company's liquidity, income and collateral needs and how the investment fits within the Company's interest rate risk management strategy. In 2001, the Company primarily used the proceeds of securities that were sold, prepaid as to principal or matured to fund the purchase of its common stock, fund loan growth and purchase the remaining balance of a $60.0 million single premium bank owned life insurance contract (BOLI). $15.0 million of the BOLI contract was executed in early January 2001 and $45.0 million was paid in late December 2000. The increase in the value of the BOLI is recorded as non-interest income and is not taxable, which reduces the Company's federal and state taxable income.

Currently, the Company's investment policy does permit limited investment in derivative products, such as investment grade tranches of collateralized mortgage obligations. At December 31, 2001, the Company was not invested in any hedging programs or other activities involving the use of derivative financial instruments, but may do so in the future if permitted by the investment policy. Derivatives may not be used for speculative purposes.

The Company's investment policy divides investments into two categories, fixed income and equity portfolios. The fixed income portfolio is limited to debt issues, including mortgage-backed securities. The Company generally invests in securities which have an investment grade rating from one or more of the rating agencies (e.g., Moody's, Standard & Poor's and Fitch). All of the Company's mortgage-backed securities are issued or guaranteed by agencies of the U.S. Government. Accordingly, they carry lower credit risk than mortgage-backed securities of a private issuer.

The objective of the marketable equity securities portfolio is to produce capital gains through price appreciation and to lower taxable income through deductions permitted for a portion of dividends received. The total market value of the marketable equity securities portfolio, excluding Federal Home Loan Bank stock and auction market preferred stock, is limited by the investment policy to the lesser of 50% of total capital or 100% of Tier 1 capital. At December 31, 2001, the marketable equity securities portfolio totaled $58.0 million or 29.4% of its authorized limit. At December 31, 2001, the net unrealized gains associated with the marketable equity securities portfolio was $50.8 million. The marketable equity securities portfolio is heavily weighted toward the financial sector. In order to diversify its risk, the Company intends to periodically sell a portion of this portfolio, realize the gains, and reinvest the proceeds of the sales primarily into loans and fixed income securities.

In addition to marketable equity securities, the Company, from time to time, invests in short-term auction market preferred stocks that pay income treated as a dividend for tax purposes, reducing the Company's federal and state taxable income through the allowable deductions for such income. Although the Company had none of these investments at December 31, 2001, the Company's investment policy allows for investments in auction market preferred stock of up to 50% of its Tier 1 capital. In 1997, the Federal Deposit Insurance Corporation approved the request of the Bank to invest up to 50% of Tier 1 capital in auction market preferred stock, which exceeds the regulatory limit of 15% of Tier 1 capital. Also, the Company periodically invests in trust preferred securities that have maturities of up to thirty years and are callable in ten years at par or at a premium if called earlier than 10 years.

Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. The Company does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders' equity (accumulated other comprehensive income). Currently all of the Company's debt and equity securities are classified as available for sale.

All of the Company's debt and mortgage-backed securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called or repaid before maturity in times of low market interest rates, resulting in lower yields on the reinvested proceeds, and in times of higher market interest rates prepayment rates could slow, reducing the amount of prepaid principal available for reinvestment at higher yields. The marketable equity securities portfolio also carries equity price risk in that, if equity prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease. In addition to increases in market rates, deteriorating credit quality can affect the value of the Company's corporate bond portfolio.

At December 31, 2001, all of the Company's investment securities and mortgage-backed securities were classified as "available for sale." The following table presents the amortized cost and fair value of the Company's securities, by type of security, at the dates indicated.


-----------------------------------------------------------------------------------------------------------------------------
SECURITIES BY TYPE
-----------------------------------------------------------------------------------------------------------------------------
                                                                           AT DECEMBER 31,
                                         ------------------------------------------------------------------------------------
                                                    2001                        2000                         1999
                                         --------------------------- --------------------------- ----------------------------
                                           AMORTIZED       FAIR        Amortized       Fair        Amortized       Fair
                                             COST          VALUE         Cost          Value          Cost         Value
                                         ------------- ------------- ------------- ------------- ------------- --------------
                                                                       (Dollars in thousands)


INVESTMENT SECURITIES:
      U.S. Treasury notes and U.S.
        Government agencies              $     24,799  $     26,604  $     29,771  $     30,811  $     50,539  $     50,288

     Corporate bonds                          146,026       151,796       187,800        190,232      267,341       264,161

     Municipal bonds                           45,054        47,138        38,002         40,037       22,738        22,260

     Trust preferred stock                     26,346        27,744        13,293         13,041            -             -


     Marketable equity securities               7,128        58,011         6,811         77,090       13,145         74,123

     Auction preferred stock                        -             -             -              -       25,000         25,000
                                         ------------- ------------- ------------- ------------- ------------- --------------

        Total investment securities           249,353       311,293       275,677        351,211      378,763        435,832
                                         ------------- ------------- ------------- ------------- ------------- --------------


MORTGAGE-BACKED SECURITIES:

     U.S. Government and agency               101,314       104,238       139,377        140,868       224,916       219,861
     U.S. Agency issued collateralized
       mortgage obligations                   116,223       120,863       111,530        114,402       123,365       121,560
                                         ------------- ------------- ------------- ------------- ------------- --------------

       Total mortgage-backed securities       217,537       225,101       250,907        255,270       348,281        341,421
                                         ------------- ------------- ------------- ------------- ------------- --------------

       Total securities                  $    466,890  $    536,394  $    526,584  $     606,481 $     727,044 $      777,253
                                         ============= ============= ============= ============= ============= ==============

-----------------------------------------------------------------------------------------------------------------------------


At December 31, 2001, the Company did not own any investment or mortgage-backed securities of a single issuer, other than U.S. government and agency securities, which had an aggregate book value in excess of 10% of the Company's equity at that date.

The following table presents certain information regarding the carrying value, weighted average yields and maturities or periods to repricing, of the Company's debt securities at December 31, 2001, all of which are classified as "available for sale". Mortgage-backed securities are included by final contractual maturity. Actual maturities will differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


------------------------------------------------------------------------------------------------------------------------------------
DEBT SECURITIES: CARRYING VALUE, WEIGHTED AVERAGE YIELDS, AND MATURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                   AT DECEMBER 31, 2001
                       -------------------------------------------------------------------------------------------------------------

                                              MORE THAN ONE YEAR   MORE THAN FIVE YEARS
                         ONE YEAR OR LESS        TO FIVE YEARS        TO TEN YEARS        MORE THAN TEN YEARS          TOTAL
                       --------------------- --------------------- --------------------- --------------------- ---------------------
                                   WEIGHTED              WEIGHTED             WEIGHTED               WEIGHTED              WEIGHTED
                          FAIR     AVERAGE      FAIR     AVERAGE      FAIR    AVERAGE      FAIR      AVERAGE     FAIR      AVERAGE
                          VALUE     YIELD       VALUE     YIELD       VALUE    YIELD       VALUE      YIELD      VALUE      YIELD
                       ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                  (Dollars in thousands)

INVESTMENT SECURITIES:

U.S. Treasury notes
  and  U.S. Government
  agencies             $        -         -% $   21,357      7.86% $    5,247      6.49% $        -         -% $   26,604      7.59%

Corporate bonds            62,728      6.93      85,507      6.66       3,561      9.55           -         -     151,796      6.84

Municipal bonds                 -         -       4,670      6.54       7,219      6.92      35,249      7.78      47,138      7.52

Trust preferred stock           -         -           -         -           -         -      27,744      7.96      27,744      7.96

MORTGAGE-BACKED
SECURITIES:

U.S. Government and
  agency issued
  mortgage-backed
  securities                2,015      7.17       4,039      6.53       2,041      6.87      96,143      6.56     104,238      6.58
U.S.  Agency issued
  collateralized
  mortgage
  obligations              11,340      6.02     104,343      6.20       5,180      6.19           -         -     120,863      6.18
                       ---------- ---------  ---------- ---------  ---------- ---------  ---------- ---------  ---------- ---------

     Total securities  $   76,083      6.80% $  219,916      6.55%   $ 23,248      7.06% $  159,136      7.07% $  478,383      6.79%
                       ========== =========  ========== =========  ========== =========  ========== =========  ========== =========

------------------------------------------------------------------------------------------------------------------------------------

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

GENERAL. Deposits are the major external source of funds for the Company's lending and investment activities. In addition, the Company generates funds internally from loan principal repayments and prepayments, and maturing investment securities. Scheduled loan repayments and the maturation of securities are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions. The Company supplements its funding needs with borrowings from the Federal Home Loan Bank of Boston and through repurchase agreements with broker-dealers.

DEPOSIT ACCOUNTS. Nearly all of the Company's depositors reside in Connecticut. The Company offers a wide variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of interest-bearing checking, non-interest-bearing checking, regular savings, money market accounts, certificates of deposit and commercial business products. The maturities of the Company's certificate of deposit accounts range from one month to five years. In addition, the Company offers retirement accounts, including Traditional IRAs, Roth IRAs, Simple IRAs, Money Purchase and Profit Sharing Plans and Simplified Employee Pension Plan Accounts. Deposit account terms vary with the principal differences being the minimum balance requirements, early withdrawal penalties, limits on the number of transactions and the interest rate. The Company reviews its deposit mix and pricing weekly.

The Company believes it is competitive in the interest rates it offers on its deposit products. The Company determines the rates paid based on a number of factors, including rates paid by competitors, the Company's need for funds, and cost of funds, alternative borrowing costs and movements in market interest rates. The Company has not utilized brokers to obtain deposits and at December 31, 2001 had no brokered deposits.

The following table indicates the amount of the Company's jumbo certificates of deposit at December 31, 2001 by time remaining until maturity. Jumbo certificates of deposit have principal balances of $100,000 or more.

--------------------------------------------------------------------------------
                JUMBO CERTIFICATES OF DEPOSIT BY MATURITY PERIOD
--------------------------------------------------------------------------------
                                                                    WEIGHTED
                                                                     AVERAGE
          MATURITY PERIOD                   AMOUNT                    RATE
 ----------------------------------     --------------            --------------
                                                 (Dollars in thousands)

 Three months or less                  $       17,197                   4.18%
 Over 3 through 6 months                       20,785                   4.58
 Over 6 through 12 months                      22,244                   4.78
 Over 12 months                                21,590                   4.78
                                        --------------

      Total                            $       81,816                   4.71%
                                        ==============

BORROWINGS. The Federal Home Loan Bank of Boston functions as a central reserve bank providing credit for savings banks and certain other member financial institutions. As a member of the Federal Home Loan Bank of Boston, the Bank is required to own capital stock in the Federal Home Loan Bank of Boston and is authorized to apply for advances on the security of the capital stock and certain of its mortgage loans and other assets, principally securities that are obligations of, or guaranteed by, the U.S. Government or its agencies, provided certain creditworthiness standards have been met. Advances are made under several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the advance. At December 31, 2001, the Company had the ability to borrow a total of approximately $618.0 million from the Federal Home Loan Bank of Boston. At that date, the Company had outstanding advances of $301.4 million. The weighted average balance during 2001 of FHLB Borrowings was $281.3 million with the maximum balance outstanding of any month-end of $341.9 million. In addition to the borrowing facility with the Federal Home Loan Bank of Boston, the Company has repurchase agreement lines with major broker-dealers. There were $10.0 million in outstanding repurchase agreements at December 31, 2001. The repurchase agreements at December 31, 2001 are callable on various dates during 2003. Repurchase agreements have weighted average remaining terms to the initial call dates and contractual maturity dates of approximately 1.37 years and 5.87 years, respectively.

TRUST SERVICES

In 1996, the Bank established American Savings Trust Services as a department within the Bank that provides trust and investment services to individuals, partnerships, corporations and institutions. Consistent with the Company's operating strategy, the Company will continue to emphasize the growth of its trust service operations to grow assets and increase fee-based income. The Company has implemented several policies governing the practices and procedures of the trust department, including policies relating to maintaining confidentiality of trust records, investment of trust property, handling conflicts of interest, and maintaining impartiality. At December 31, 2001, the Trust department managed 135 accounts with aggregate assets of $187.3 million, of which two accounts belonging to one relationship totaled $39.8 million, or 21.3%, of the Trust department's total assets.

SUBSIDIARY ACTIVITIES

The following are descriptions of the Bank's wholly owned subsidiaries, which are indirectly owned by the Company.

AMERICAN INVESTMENT SERVICES, INC. American Investment Services, Inc., was incorporated in Connecticut in December 1997 and through an arrangement with a third party registered broker-dealer, offers to the customers of the Bank a complete range of investment products, including mutual funds, debt, equity and government securities and fixed and variable annuities. American Investment Services, Inc. receives from the broker-dealer a substantial portion of the commissions generated from the sale of the products. American Investment Services, Inc. is also licensed as an insurance producer by the State of Connecticut. In this capacity, American Investment Services, Inc. engages directly in certain insurance sales activities, offering a wide variety of insurance products as well as the sale of fixed annuities. For 2001, 2000 and 1999, American Investment Services, Inc. generated total revenues of approximately $1.7 million, $1.5 million and $1.4 million, respectively.

ASB MORTGAGE SERVICING COMPANY. ASB Mortgage Servicing Company was incorporated in Connecticut in February 1999 to service and hold loans secured by real property. ASB Mortgage Servicing Company was established to qualify as a "passive investment company" for Connecticut income tax purposes. Income earned by a qualifying passive investment company is exempt from Connecticut income tax. See Item 1 - Description of Business "Connecticut Taxation."

CHARITABLE FOUNDATION

In connection with the Conversion in 1999, the Company established American Savings Charitable Foundation, which made grants and donations to non-profit and community groups within the communities where the Company operated. The Company believed that this foundation would enable the Company and the Bank to assist in areas beyond community development and lending within the communities in which they operate and enhanced its current activities under the Community Reinvestment Act. The American Savings Charitable Foundation was funded with 2,138,600 shares of common stock of the Company. There were no contributions made by the Company to the Foundation in 2000.

In 1995, the Bank established a private charitable foundation, American Savings Bank Foundation, Inc. Since its inception, this Foundation provided grants to charitable organizations that focus primarily on children and education and scholarships to qualified students in the communities in which the Company operates. American Savings Bank Foundation, Inc. was funded initially by a $500,000 donation from the Bank. In 1999, the Bank contributed to American Savings Bank Foundation, Inc. marketable equity securities with a fair value of approximately $212,000.

On December 31, 2000, the two Foundations merged to form the American Savings Foundation. At December 31, 2001, the American Savings Foundation had assets with a fair value of approximately $65.4 million, including Company common stock of $52.6 million. The Foundation's current Board of Directors consists of retired and current directors and current officers of the Company. There were no contributions made by the Company to the Foundation in 2001.

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

The Company is required to file reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision, the Connecticut Banking Commissioner and the Securities and Exchange Commission under the federal securities laws. The following discussion of the laws and regulations material to the operations of the Company and the Bank is a summary and is qualified in its entirety by reference to such laws and regulations.

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

LENDING ACTIVITIES. Connecticut banking laws grant banks broad lending authority. Subject to certain limited exceptions, however, total secured and unsecured loans made to any one obligor pursuant to this statutory authority may not exceed 10% and 15%, respectively, of the Bank's equity and reserves for loan and lease losses.

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

INVESTMENT ACTIVITIES. Connecticut law requires the board of directors of each Connecticut bank to adopt annually an investment policy to govern the types of investments the bank makes, and to periodically review the bank's adherence to its investment policy. The investment policy must establish standards for the making of prudent investments and procedures for divesting investments no longer deemed consistent with the bank's investment policy. In recent years, Connecticut law has expanded bank investment activities.

Connecticut banks may invest in debt securities and debt mutual funds without regard to any other liability to the Connecticut bank of the maker or issuer of the debt securities and debt mutual fund, if the debt securities and debt mutual funds are rated in the three highest rating categories or otherwise deemed to be a prudent investment, and so long as the total amount of debt securities and debt mutual funds of any one issuer will not exceed 25% of the Bank's total equity capital and reserves for loan and lease losses and the total amount of all its investments in debt securities and debt mutual funds will not exceed 25% of its assets. In addition, a Connecticut bank may invest in certain government and agency obligations according to the same standards as debt securities and debt mutual funds, except without any percentage limitation.

Similarly, Connecticut banks may invest in equity securities and equity mutual funds without regard to any other liability to the Connecticut bank of the issuer of equity securities and equity mutual funds, so long as the total amount of equity securities and equity mutual funds of any one issuer will not exceed 25% of the bank's total equity capital and reserves for loan and lease losses and the total amount of the bank's investment in all equity securities and equity mutual funds will not exceed 25% of its assets.

POWERS. In recent years, Connecticut law has expanded bank powers. Connecticut law permits Connecticut banks to sell insurance and fixed and variable rate annuities if licensed to do so by the Connecticut Insurance Commissioner. Connecticut law authorizes a new form of Connecticut bank known as an uninsured bank. An uninsured bank has the same powers as banks, except that it does not accept retail deposits and is not required to insure deposits with the FDIC. With the prior approval of the Commissioner, Connecticut banks are also authorized to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Bank Holding company Act ("BHCA") or the Home Owners' Loan Act ("HOLA"), both federal statutes, or the regulations promulgated as a result of these statutes. Connecticut banks are also authorized to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Commissioner unless the Commissioner disapproves the activity.

ASSESSMENTS. Connecticut banks are required to pay annual assessments to the Connecticut Department of Banking to fund the department's operations. The general assessments are paid pro rata based upon a bank's asset size. The assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled approximately $20,000.

RECENT LEGISLATION. Connecticut legislation enacted in 1999 authorizes Connecticut banks with the prior approval of the Connecticut Banking Commissioner to engage in a broad range of activities related to the business of banking, or that are financial in nature or that are permitted under the Federal Bank Holding Company Act or the Home Owners' Loan Act or the regulations promulgated thereunder. The legislation also authorizes a Connecticut bank to engage in any activity permitted for a national bank or a federal savings association upon filing notice with the Connecticut Banking Commissioner unless the Connecticut Banking Commissioner disapproves the activity.

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

FEDERAL REGULATIONS

CAPITAL REQUIREMENTS. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System (the rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other deductions. Recent regulatory amendments also require the deduction from Tier 1 capital of a percentage of the carrying value of certain nonfinancial equity investments acquired after March 13, 2000.

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

INVESTMENT ACTIVITIES

Since the enactment of the Federal Deposit Insurance Corporation Improvement Act, all state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the Federal Deposit Insurance Corporation regulations thereunder permit exceptions to these limitations. Also state chartered banks, such as the Bank, may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. For example, the Federal Deposit Insurance Corporation is authorized to permit such institutions to engage in state authorized activities or investments that do not meet the national bank standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the Federal Deposit Insurance Corporation, must have been divested by December 19, 1996, under a Federal Deposit Insurance Corporation-approved divestiture plan, unless such investments were grandfathered by the Federal Deposit Insurance Corporation. The Bank received grandfathering authority from the Federal Deposit Insurance Corporation in March 1993 to invest in listed stocks and/or registered shares. However, the maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation's regulations, or the maximum amount permitted by Connecticut law, whichever is less. Such grandfathering authority may be terminated upon the Federal Deposit Insurance Corporation's determination that such investments pose a safety and soundness risk to the Bank, or if the Bank converts its charter, other than a mutual to stock conversion, or undergoes a change in control. As of December 31, 2001, the Company had $81.8 million of securities which were held under such grandfathering authority.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is considered to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and an advantage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is considered to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that are equal to or less than 2%. As of December 31, 2001, the Bank was a "well capitalized" institution.

"Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. No institutions may have a capital distribution, including payment of a dividend, if it would be "undercapitalized" after the payment. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

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

Further, Section 22(h) of the Federal Reserve Act restricts an institution with respect to loans to directors, executive officers, and principal stockholders ("insiders"). Under Section 22(h), loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution's total capital and surplus. Loans to insiders above specified amounts must receive the prior approval of the board of directors. Further, under Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to Bank's employees and does not give preference to the insider over the employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

The Federal Deposit Insurance Corporation has authority under Federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." See "Prompt Corrective Regulatory Action." The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution's financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance.

INSURANCE OF DEPOSIT ACCOUNTS

The Federal Deposit Insurance Corporation has adopted a risk-based insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for insurance fund deposits currently range from 0 basis points for the strongest institution to 27 basis points of assessed deposits for the weakest. Bank Insurance Fund members are also required to assist in the repayment of bonds issued by the Financing Corporation in the late 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. Bank Insurance Fund members paid approximately 1.9 basis points of assessable deposits towards the Financing Corporation assessment in 2001. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on the earnings of the Bank.

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

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $41.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for transaction accounts aggregating greater than $41.3 million, the reserve requirement is $1.1 million plus 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act, as implemented by Federal Deposit Insurance Corporation regulations, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation, in connection with its examination of an institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of applications by such institution. The Community Reinvestment Act requires public disclosure of an institution's Community Reinvestment Act rating. The Bank's latest Community Reinvestment Act rating, received from the Federal Deposit Insurance Corporation, was "Outstanding."

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank of Boston, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at December 31, 2001 of $17.3 million. At December 31, 2001, the Bank had $301.4 million in Federal Home Loan Bank of Boston advances.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended December 31, 2001, 2000 and 1999, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $840,000, $999,000, and $762,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

HOLDING COMPANY REGULATION

The Parent Company is regulated as a non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Parent Company is required to register with the Office of Thrift Supervision and to adhere to the Office of Thrift Supervision's regulations and reporting requirements. In addition, the Office of Thrift Supervision may examine and supervise the Parent Company and the Office of Thrift Supervision has enforcement authority over the Parent Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the Office of Thrift Supervision at least 30 days before declaring any dividend to the Parent Company. Under current law, as a unitary savings and loan holding company, the Parent Company generally would not be restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test, described below. Upon any non-supervisory acquisition by the Parent Company of another savings association as a separate subsidiary, the Parent Company would become a multiple savings and loan holding company and would have limitations on the types of business activities in which it could engage. The Home Owners' Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for financial holding corporates and activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act.

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

To be regulated as a savings and loan holding company by the Office of Thrift Supervision (rather than as a bank holding company by the Federal Reserve Board), the Bank must qualify as a Qualified Thrift Lender. To qualify as a Qualified Thrift Lender, the Bank must maintain compliance with the test for a "domestic building and loan association," as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Qualified Thrift Lender Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. As of December 31, 2001, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments.

Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

FEDERAL INCOME TAXATION

GENERAL. The Company, the Bank and its subsidiaries report their income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to the Company and the Bank in the same manner as to other corporations with some exceptions, including particularly the Banks' reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank, the Company or other group corporations. The Bank's federal income tax returns have been either audited or closed under the statute of limitations through tax year 1997.

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

In May 1998, the State of Connecticut enacted legislation permitting the formation of a passive investment company ("PIC") as subsidiaries of financial institutions. This legislation exempts qualifying passive investment companies from the state income taxation in Connecticut and excludes dividends paid from a PIC to a related financial institution. American Savings Bank qualifies as a financial institution under the statue and has established a PIC that began operations in the first quarter of 1999. The Bank expects the PIC will eliminate substantially all state income taxes of the Bank going forward.

ADDITIONAL ITEM.   EXECUTIVE OFFICERS OF THE REGISTRANT
---------------

Certain executive officers of the Bank also serve as executive officers of the Company. The day-to-day management duties of the executive officers of the Company and the Bank relate primarily to their duties as to the Bank. The executive officers of the Company are as follows:


             NAME                 AGE (1)                                        POSITION
             ----                 -------                                        --------
Robert T. Kenney                    59       Chairman of the Board, President and  Chief Executive Officer
William E. Solberg                  52       Senior Executive Vice President
Charles J. Boulier, III             45       Senior Executive Vice President, Treasurer and Chief Financial Officer
Charles P. Ahern                    50       Executive Vice President
Richard J. Moore                    60       Executive Vice President and Corporate Secretary
Sheri C. Pasqualoni                 43       Executive Vice President
Peter N. Perugini                   57       Executive Vice President
Earl T. Young                       40       Executive Vice President

(1) As of December 31, 2001

The executive officers are elected annually and hold office until their successors have been elected and qualified or until they are removed or replaced.

Robert T. Kenney joined American Savings in August 1991 as President, Treasurer and Chief Operating Officer. In August 1992, he was appointed Chief Executive Officer while maintaining his positions of President and Treasurer. Mr. Kenney was named Chairman of the Board of Directors in July 1995. Mr. Kenney also serves as a director of Mutual Investment Fund of Connecticut, Inc. located in Hartford, Connecticut, a director and past Chairman of Savings Bank Life Insurance Company in Connecticut.

William E. Solberg serves as Senior Executive Vice President. He was President and Chief Executive Officer of American Bank of Connecticut from 1997 until its acquisition by the Company in January 2002.

Charles J. Boulier, III joined American Savings in 1993 as Senior Vice President and Chief Financial Officer. In 1994, Mr. Boulier was also named Treasurer. In 1997, he was appointed Executive Vice President while maintaining his positions of Treasurer and Chief Financial Officer. In June 1999 he was named Executive Vice President, Treasurer and Chief Financial Officer of the Company. In April 2001, he was named Senior Executive Vice President of the Company while maintaining his positions of Treasurer and Chief Financial Officer.

Charles P. Ahern joined American Savings in April 1996 as Senior Vice President-Retail Banking of the Bank. In June 1999 he was named Senior Vice President of the Company. He was named Executive Vice President of the Company in April 2001.

Richard J. Moore joined American Savings in May 1998 and serves as Senior Vice President of Human Resources and Corporate Secretary. In June 1999 he was named Senior Vice President and Corporate Secretary of the Company. He was named Executive Vice President and Corporate Secretary of the Company in April 2001. From 1997 until joining American Savings, Mr. Moore worked at Howell & Moore, a human resources consulting firm.

Sheri C. Pasqualoni joined American Savings in January 1995 as Vice President of Sales and Marketing. In January 1997, Ms. Pasqualoni was appointed Senior Vice President of Marketing, Trust and Investment Management. In June of 1999 she was named Senior Vice President of the Company. In April 2001 she was named Executive Vice President of the Company.

Peter N. Perugini joined American Savings in 1986 as Vice President of Mortgage Loans. He was named Senior Vice President and Chief Lending Officer in 1997. In June 1999 he was named Senior Vice President of the Company. In April 2001 he was named Executive Vice President of the Company.

Earl T. Young serves as Executive Vice President of the Company. He was Executive Vice President and Senior Lending Officer of American Bank of Connecticut, Inc. prior to its acquisition by the Company in January 2002.

ITEM 2.       DESCRIPTION OF PROPERTIES
------

At December 31, 2001, the Company conducted its business through its two administrative offices, its main office located in New Britain, Connecticut and 16 other full-service banking offices. The Company believes that its facilities are adequate to meet its present and immediately foreseeable needs.


----------------------------------------------------------------------------------------------------------------------------
       PROPERTIES
----------------------------------------------------------------------------------------------------------------------------

                                                                                                       NET BOOK VALUE OF
                                               LEASED          ORIGINAL YEAR            DATE          PROPERTY OR LEASEHOLD
                                                 OR                LEASED             OF LEASE             IMPROVEMENTS
                 LOCATION                       OWNED           OR ACQUIRED          EXPIRATION       AT DECEMBER 31, 2001
--------------------------------------------  --------- ----------------------- ------------------- -------------------------
                                                                                                         (In thousands)
Administrative Offices:
-----------------------

102 West Main Street
New Britain, Connecticut 06051                 Owned               1995                 --                   $2,423

185 Main Street
New Britain, Connecticut 06051                 Leased              2001                2006(2)                   86

Banking Offices:
----------------

178 Main Street
New Britain, Connecticut 06051                 Owned               1901                 --                    3,095

655 West Main Street
New Britain, Connecticut 06053                 Owned               1961                 --                      189

1133 Main Street
Newington, Connecticut 06111                   Owned               1965                 --                      520

123 East Main Street
Plainville, Connecticut 06062                  Owned               1966                 --                      124

Route 195
Mansfield, Connecticut 06250                   Leased              1975                2005                      34

25 New London Turnpike
Glastonbury, Connecticut 06033                 Owned               1976                 --                      138

184 Route 81
Killingworth, Connecticut 06419                Leased              1977                2002(1)                   19

143 South Main Street
West Hartford, Connecticut 06107               Leased              1980                2005(1)                   53

587 Hartford Road
New Britain, Connecticut 06053                 Leased              1980                2005(1)                   60

25 Wells Road
Wethersfield, Connecticut 06109                Leased              1986                2006                      56

252 Allen Street
New Britain, Connecticut 06053                 Leased              1988                2003(1)                   45

714 Hopmeadow Street
Simsbury, Connecticut 06070                    Leased              1988                2008(3)                   51

29 South Main Street
West Hartford, Connecticut 06107               Leased              1996                2006(1)                   13

315 West Main Street
Avon, Connecticut 06001                        Leased              1997                2005                     190

1127 Farmington Avenue
Berlin, Connecticut 06037                      Leased              1998                2018(4)                  436

747 Farmington Avenue
New Britain, Connecticut 06053                 Leased              1998                2003(3)                  105

632 Cromwell Avenue
Rocky Hill, Connecticut 06067
        Total                                  Leased              1998                2003(2)                  228
                                                                                                          ---------
                                                                                                          $   7,865
                                                                                                          =========


(1) The Company has an option to renew this lease for an additional five-year period.
(2) The Company has an option to renew this lease for two additional five-year periods.
(3) The Company has an option to renew this lease for three additional five-year periods.
(4) The Company has an option to renew this lease for four additional five-year periods.

----------------------------------------------------------------------------------------------------------------------------

With the acquisition of American Bank of Connecticut on January 18, 2002, the Company added 17 full-service banking offices of which 6 were owned and 11 were leased and are located in New Haven and Litchfield counties. The net book value of property and leasehold improvements as of January 18, 2002 was $11.4 million.

ITEM 3.     LEGAL PROCEEDINGS
------

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

None

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------

The Company's common stock is quoted on the NASDAQ National Stock Market under the symbol "AMFH."

The Parent Company is subject to the laws of the state of Delaware which generally limit dividends to an amount equal to the excess of the net assets of the Company (the amount by which total assets exceed total liabilities) over its statutory capital, or if there is no such excess, to its net profits for the current and/or the immediately preceding fiscal year.

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

The table below provides the reported high and low bid information of the common stock and the dividends paid for each of the quarters of 2001 and 2000.


             -------------------------------------------------------------------------------------------------
                                            COMMON STOCK PRICES AND DIVIDENDS
             -------------------------------------------------------------------------------------------------

                                                          HIGH               LOW            DIVIDENDS PAID
                                                     --------------     ------------    ----------------------
                   2000

             First quarter                          $       12.688     $     10.813    $          -
             Second quarter                                 16.688           11.625             0.150
             Third quarter                                  19.688           15.750             0.150
             Fourth quarter                                 22.125           17.375             0.150

                   2001

             FIRST QUARTER                          $       22.438     $     19.250    $        0.165
             SECOND QUARTER                                 23.600           20.210             0.165
             THIRD QUARTER                                  27.330           22.000             0.165
             FOURTH QUARTER                                 26.500           22.900             0.165

ITEM 6.     SELECTED FINANCIAL DATA
-----

Set forth below are selected consolidated financial and other data of the Company. This financial data is derived in part from, and should be read in conjunction with, the Company's audited consolidated financial statements and related notes.


----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
----------------------------------------------------------------------------------------------------------------------------
                                                                                     AT DECEMBER 31,
                                                        --------------------------------------------------------------------
                                                             2001         2000          1999          1998          1997
                                                        ------------  ------------  ------------  ------------  ------------
                                                                                  (Dollars in thousands)

Selected Financial Data:
    Total assets                                        $ 1,900,596   $ 1,873,458   $ 1,886,153   $ 1,590,451   $ 1,475,262
    Loans, net                                            1,214,847     1,151,048     1,029,531       907,254       837,683
    Securities available for sale
      Mortgage-backed securities                            225,101       255,270       341,421       172,855       132,817
      Investment securities                                 311,293       351,211       435,832       417,673       432,032
    Deposits                                              1,124,249     1,126,336     1,100,502     1,130,711     1,089,593
    FHLB advances and other borrowings                      311,444       177,944       214,444       120,244        80,244
    Total stockholders' equity                              394,947       513,967       531,452       280,984       258,141
    Real estate owned                                            77           211           445           720           739
    Nonperforming loans                                       4,204         3,013         2,523         3,986         6,874

Selected Operating Data:
    Total interest and dividend income                  $  121,028    $   127,623   $   106,033   $    98,989   $    95,255
    Total interest expense                                  61,240         59,931        56,444        54,067        52,507
                                                         ----------    -----------   -----------   -----------   -----------
      Net interest income before provision
        for loan losses                                     59,788         67,692        49,589        44,922        42,748
    Provision for loan losses                                  450          1,895         2,030         2,400         2,154
                                                         ----------    -----------   -----------   -----------   -----------
      Net interest income after
        provision for loan losses                           59,338         65,797        47,559        42,522        40,594
    Non-interest income:
      Service charges and fees                               5,190          3,977         3,351         3,149         2,346
      Investment commission and
        advisory fees                                        1,695          1,545         1,399         1,052           152
      Net gain on sales/contribution
        of securities                                        8,212          6,068         2,850         6,696         4,655
      Increase in cash surrender value                       3,122             21             -             -             -
      Other                                                    435            483           363           367           552
                                                         ----------    -----------   -----------   -----------   -----------
    Total non-interest income                               18,654         12,094         7,963        11,264         7,705
    Total non-interest expenses                             36,046         31,046        50,928        26,705        21,946
                                                         ----------    -----------   -----------   -----------   -----------
    Income before income taxes                              41,946         46,845         4,594        27,081        26,353
    Income taxes                                            13,316         15,719         1,811         9,066         8,093
                                                         ----------    -----------   -----------   -----------   -----------
    Net income                                          $   28,630    $    31,126   $     2,783    $   18,015  $     18,260
                                                         ==========    ===========   ===========   ===========   ===========
    Net income per common share
      Basic                                             $     1.40    $      1.19         nm           n/a            n/a
      Diluted                                                 1.33           1.18         nm           n/a            n/a
    Cash dividends declared per share                         0.66           0.45         nm           n/a            n/a

----------------------------------------------------------------------------------------------------------------------------

nm - not meaningful

The decline in net income in 2001 is a result of the Company's strategic initiative to utilize borrowings to fund the repurchase of the Company's common stock. The decline in net income in 1999 primarily resulted from a $21.4 million common stock contribution to the newly formed American Savings Charitable Foundation at the time of the Conversion.


-------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------------------
                                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------
                                                                     2001       2000        1999        1998        1997
                                                                  ----------  ----------  ----------  ----------  ----------

SELECTED OPERATING RATIOS AND OTHER DATA
PERFORMANCE RATIOS:
  Interest rate spread                                                 2.68%       2.57%       2.36%       2.45%       2.47%
  Net interest margin                                                  3.54        3.81        3.16        3.20        3.20
  Net interest income after provision for loan
    losses to non-interest expense                                   164.62      211.94       93.38      159.23      184.70
  Non-interest expense as a percent of
    average assets (excluding Foundation contribution)                 1.89        1.65        1.77        1.52        1.38
  Efficiency ratio (excluding Foundation contribution)*               48.91       42.11       54.05       46.62       42.89
  Return on average assets                                             1.51        1.66        0.17        1.20        1.29
  Return on average equity                                             6.59        5.91        0.91        6.76        7.56
  Ratio of average equity to average assets                           22.86       28.03       18.36       17.78       17.01
  Dividend payout ratio                                               47.14       37.82       -           -           -
  Book value per share                                              $ 19.16     $ 19.19     $ 18.41       -           -

BANK REGULATORY CAPITAL RATIOS
  Leverage capital ratio                                              17.74%      19.25%      23.00%      16.35%      15.95%
  Risk-based capital ratio                                            31.30       35.60       38.00       29.19       30.30

ASSET QUALITY RATIOS
  Nonperforming assets as a percent of total assets                    0.23%       0.17%       0.16%       0.30%       0.52%
  Allowance for loan losses as a percent
    of total loans                                                     0.89        0.92        0.85        0.83        0.74
  Allowance for loan losses as a percent of
    nonperforming loans                                              258.97      352.58      349.58      191.32       91.32

-------------------------------------------------------------------------------------------------------------------------------
*Efficiency ratio is net interest income plus non-interest income exclusive of securities gains, divided into non-interest expense exclusive of Foundation contributions and a one-time employee  benefit charge in 2001 of $1.7 million
-------------------------------------------------------------------------------------------------------------------------------


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------      RESULTS OF OPERATIONS

GENERAL

The Company's results of operations depend primarily on net interest income, which is the difference between interest income earned on the Company's interest-earning assets, primarily loans and securities, and the interest expense on the Company's interest-bearing liabilities, consisting of deposits and borrowings. The Company also generates non-interest income from service charges on deposits and loans, gains on the sale of securities and other fees earned on fee-based activities such as trust operations, insurance sales, and investment services provided by the Bank's wholly owned subsidiary, American Investment Services, Inc. The Company's non-interest expenses consist of employee compensation and benefits, occupancy expense, furniture and fixture expense, advertising, outside services and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, and government policies and regulations.

OPERATING STRATEGY

The Bank is an independent, community-oriented savings bank that delivers quality customer service and offers a wide range of deposit, loan and investment products to its customers. In recent years, the Company's strategy has been to enhance profitability by increasing sources of non-interest income and by improving operating efficiencies while managing its capital position and limiting its credit and interest rate risk exposure. To accomplish these objectives, the Company has sought to:

    o Provide superior customer service by expanding and upgrading the branch network, maintaining a customer call center, introducing Internet banking and broadening its market by offering community based commercial deposit and loan products.

    o Increase fee income by broadening non-depository product offerings and services, including expansion of its trust services; changing American Investment Services, Inc. broker/dealer affiliation to enhance future revenue; transitioning from transaction-based brokerage business to fee-based investment advisory business; and providing property, casualty and comprehensive business insurance coverage through an affiliation with a local insurance broker.

    o Increase loan production through an expanded out-of-state correspondent network.

    o Manage credit risk by focusing primarily on the origination of single-family, owner-occupied residential mortgage loans and consumer loans, consisting primarily of home equity loans and lines of credit.

    o Repurchase Company stock and pay dividends to enhance shareholder value.

    o    Pursue acquisitions that enhance shareholder value.

    o Continue to invest in technology to increase productivity and efficiency.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND 2000

Total assets at December 31, 2001 were $1.90 billion representing an increase of $27.1, million, or 1.4%, over the December 31, 2000 level of $1.87 billion. The increase in assets was primarily a result of increases of $63.8 million, or 5.5%, in net loans, a $18.1 million increase in a bank owned life insurance
(BOLI), a $5.1 million increase in Federal Home Loan Bank stock and a $10.1 million increase in the Company's cash position. These increases were partially offset by decreases of $39.9 million, or 11.4%, in investment securities, $30.2 million, or 11.8%, in mortgage-backed securities and $1.9 million, or 14.5%, in accrued interest and dividends receivable.

The increase in loans was primarily in equity lines of credit secured by second mortgages and one to four-family first mortgages. The increase was due primarily to the lower level of interest rates prevailing during the year and due to the expansion of the Bank's equity line of credit product into Massachusetts and Fairfield County, Connecticut and continued expansion of the Bank's first mortgage products in the same areas. The increase in BOLI was primary due to the Company paying $15.0 million for a single premium bank-owned life insurance contract. The remaining increase of $3.1 million in the BOLI is related to the increase in the cash surrender value which was recognized in non-interest income. The investment in BOLI reflects management's strategy to invest in a single premium contract providing a return in excess of other earning assets with comparable risk due to the favorable tax treatment. The loan originations and BOLI purchase were funded in part with maturities and sales of investment and mortgage-backed securities. As a result of the increase in Federal Home Loan Bank ("FHLB") borrowings, the Bank was required to increase its FHLB stock holdings. The $10.1 million increase in cash and cash equivalents was due primarily to an increase in the Bank's overnight federal funds investments.

The decrease of $39.9 million in investment securities was due to the Company's decision to take advantage of market conditions and realize gains on investment sales to purchase the BOLI and to fund loan growth. The decrease in mortgage-backed securities of $30.2 million was due to maturing and prepayment of these securities which the Company chose to re-invest in higher yielding loans and to repurchase the Company's stock. The decrease in accrued interest and dividends receivable of $1.9 million was due in part to a lower level of investment and mortgage-backed securities in 2001 compared to 2000 and the decline in the prime lending rate. The Bank uses the prime rate as the base rate on its home equity lines of credit. The prime rate declined from 9.50% at December 31, 2000 to 4.75% at December 31, 2001.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $4.3 million at December 31, 2001 compared to $3.2 million at December 31, 2000. This increase was a result of growth in the loan portfolio and increases in the number of delinquent mortgage loans. Real estate owned decreased by $134,000 to $77,000 at December 31, 2001 from $211,000 at December 31, 2000, due to a greater amount of dispositions of foreclosed properties than the amount of foreclosed properties transferred to real estate owned. The modest levels of nonperforming assets reflect the current stable economic conditions in the Company's market area and the Company's strict underwriting guidelines and collection practices. Future increases in nonperforming loans and other real estate owned could occur if general economic conditions deteriorate.

Deposits decreased $2.1 million, or 0.2%, to $1.12 billion at December 31, 2001 from $1.13 billion at December 31, 2000. The decrease resulted primarily from a $74.5 million decrease in time and retirement accounts, offset by a $72.4 million increase in core accounts which consist of savings, money market, NOW and customer demand deposit accounts. Time deposits decreased as higher rate CD's matured and were replaced by lower cost core deposits. The core deposit increase was due to lower market interest rates, new product offerings and increased sales efforts. Mortgagors' escrow and other deposits increased $8.0 million, or 40.7%, due primarily to the timing of payments made for property taxes during the fourth quarters of 2001 and 2000. Federal Home Loan Bank advances and other borrowings increased $133.5 million to $311.4 million at December 31, 2001 from $177.9 million at December 31, 2000. The increase in FHLB advances and other borrowings were used primarily to fund treasury stock purchases and loan growth. Other liabilities increased $11.5 million due primarily to the purchase of a $10.1 million investment security at the end of the quarter which did not settle until January 2, 2002. The net deferred income tax liability decreased $5.0 million to $19.3 million at December 21, 2001 compared to $24.3 million at December 31, 2000. The decrease was principally due to the decrease in the net deferred tax liability for the unrealized gains on total securities available for sale.

Total equity decreased $119.0 million, or 23.2%, from $514.0 million at December 31, 2000 to $394.9 million at December 31, 2001. The decrease was primarily due to the repurchase of 6,285,334 shares of common stock at a total cost of $138.3 million, the payment of dividends totaling $13.8 million and a decrease of $6.3 million in accumulated other comprehensive income resulting from a decrease in the after-tax net unrealized gain on total securities. These decreases were partially offset by net income after tax of $28.6 million, and an increase of $9.4 million from the exercise of options and the release of restricted stock. In addition, the Bank has an Employee Stock Ownership Plan. This plan purchased
2.3 million shares of the Company's common stock at the time the Bank converted to a stock based company, which is held in a trust account until the shares are allocated to the participants. The shares held in the trust account were initially reflected as a $25.7 million reduction to equity. As shares are allocated to participants over the remaining 17 years of the original 20-year plan, this reduction to equity will decline. The decline in the reduction to equity for the year 2001 was $1.3 million due to the current year release of 118,526 shares to participants in the plan.

COMMITMENTS

The following tables present information indicating various obligations and commitments made by the Company as of December 31, 2001 and the respective maturity dates.


--------------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS:
--------------------------------------------------------------------------------------------------------------------------------
                                                          LESS THAN           TWO TO             FOUR TO         OVER FIVE
                                           TOTAL           ONE YEAR         THREE YEARS         FIVE YEARS         YEARS
                                         ----------    ---------------    ---------------     -------------    -------------

Federal Home Loan Bank                  $  301,444    $        78,500    $       158,500     $      56,700    $       7,744
  advances (1)

Repurchase agreements (2)                   10,000                  -                  -                 -           10,000

Operating leases (3)                         2,995                548                976               633              838
                                         ----------    ---------------    ---------------     -------------    -------------

   TOTAL CONTRACTUAL OBLIGATIONS        $  314,439    $        79,048    $       159,476     $      57,333    $      18,582
                                         ==========    ===============    ===============     =============    =============


(1)  Is secured by balance security agreement on qualifying assets mainly Mortgage loans and investments. No advances are callable.
(2)  Callable in May 2003.
(3)  Represents non-cancelable operating leases for offices.



--------------------------------------------------------------------------------------------------------------------------------
OTHER COMMITMENTS
--------------------------------------------------------------------------------------------------------------------------------
                                                           LESS THAN           TWO TO             FOUR TO         OVER FIVE
                                           TOTAL           ONE YEAR         THREE YEARS         FIVE YEARS         YEARS
                                         ----------    ---------------    ---------------     -------------    -------------

Real estate loan commitments (1)        $  79,407     $        79,407    $             -     $           -    $           -

Consumer loan commitments (1)              11,713              11,713                  -                 -                -

Commercial loan commitments (1)               955                 955                  -                 -                -

Unused portion of home equity             265,856             265,856                  -                 -                -
  loans (2)

Unused portion of construction              7,809               7,809                  -                 -                -
  loans (3)

Unused  checking overdraft lines of
  credit (4)                                  809                 809                  -                 -                -
                                         ---------     ---------------    ---------------     -------------    -------------

    TOTAL OTHER COMMERCIAL

        COMMITMENTS                     $ 366,549     $       366,549    $             -     $           -    $           -
                                         =========     ===============    ===============     =============    =============



GENERAL:  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of condition established in the contract and generally have fixed expiration dates or other termination clauses

(1) Commitments for loans are extended to customers for up to 180 days after which they expire.
(2) Unused portions of home equity loans are available to the borrower for up to 10 years.
(3) Unused portions of construction loans are available to the borrower for up to 1 year.
(4) Unused portion of checking overdraft lines of credit are available to customers in "good standing" indefinitely.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

GENERAL

NET INCOME. Net income decreased by $2.5 million, or 8.0%, to $28.6 million in 2001 compared to $31.1 million in 2000. The decrease in 2001 was attributable to a decrease in net interest income of $7.9 million and an increase in non-interest expense of $5.0 million partially offset by an increase in non-interest income of $6.6 million and a decrease in income taxes of $2.4 million.

NET INTEREST INCOME. Net interest income decreased $7.9 million, or 11.7%, to $59.8 million for 2001 compared to $67.7 million in 2000. Total interest and dividend income decreased $6.6 million to $121.0 million in 2001 as compared to $127.6 million in 2000. The decrease in interest income was primarily due to a $62.3 million decrease in the average daily interest earning assets to $1.71 billion in 2001 from $1.78 billion in 2000 and a decrease of 8 basis points in the weighted average yield on earning assets in 2001. The decrease in the daily average balance was due to the selling of approximately $60 million of investment and mortgage-backed securities to fund the purchase of BOLI, the purchase of which occurred in late December of 2000 and in January 2001. BOLI is recorded on the balance sheet as Other Assets and the income generated is recorded as Non-Interest Income. The decrease in the daily average weighted yield on earning assets was due to a decrease in mortgage lending rates, including the prime rate, throughout 2001 as compared to 2000, partially offset through the purchase of corporate bonds and mortgage-backed securities. Although these securities were purchased throughout 2000, the full impact on interest income did not occur until 2001. Additionally, the yields on these securities were not impacted by the decline in market interest rates to the same degree as were the yields on the Banks' residential mortgage loans and Home Equity Lines of Credit. The average yield on Bank's residential mortgage loans in 2001 was reduced by significant refinancing activity, while the rate on Home Equity Lines of Credit is indexed to the prime rate, which declined from 9.50% at December 31, 2000 to 4.75% at December 31, 2001. Interest income on loans increased $3.2 million, or 4.0% to $84.3 million in 2001 compared to $81.1 million in 2000. The increase was due to a $105.6 million increase in the average daily balance of loans outstanding offset by a 39 basis point decrease in the average yield. Interest income on investments and mortgage-backed securities decreased $9.4 million, or 20.6%, from $45.6 million in 2000 to $36.2 million in 2001. The decrease was due to a $165.6 million decrease in the average balance offset by a 35 basis point increase in the weighted average yield.

Total interest expense for 2001 was $61.2 million, an increase of $1.3 million, or 2.2%, compared to $59.9 million for 2000. Interest on Federal Home Loan Bank advances and other borrowings increased by $4.8 million primarily due to a $97.8 million increase in the average daily borrowings to $293.9 million in 2001 from $196.1 million in 2000 offset by a decrease of 38 basis points in the weighted average rate paid on these borrowings. The increase in the average daily balances was due to the Company funding purchases of treasury stock and loan originations with increased borrowings. The decrease in the weighted average rate paid on these deposits was due to market conditions. Interest on deposits decreased $3.5 million to $44.5 million in 2001 compared to $48.0 million in 2000. Interest on certificates of deposits and retirement accounts decreased $3.8 million primarily due to a decrease of 15 basis points on the weighted average rate paid on these deposits and a decrease in the average daily balance of $50.4 million. Interest on deposits, other than certificates of deposit and retirement accounts, increased $274,000 primarily due to increases in the average daily balances of these accounts in 2001 as compared to 2000 partially offset by a decrease of the weighted average rate paid on these deposits. The decrease in time deposits was due to higher rate CDs maturing and the Company focusing on increasing other deposits or core deposit, such as savings, money markets, Now accounts and demand accounts through new product offerings and increased sales effort.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $450,000 for 2001, a decrease of $1.4 million or 76.3%, from $1.9 million in 2000. The lower provision reflects a decrease in charge-offs and management's assessment of exposure to losses that maybe inherent in the loan portfolio, as well as current economic conditions. At December 31, 2001, the allowance for loan losses was $10.9 million which represented 259.0% of nonperforming loans and 0.89% of total loans. This compared to the allowance for loan losses of $10.6 million at December 31, 2000 representing 352.6% of nonperforming loans and 0.92% of total loans. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the judgment involved, the subjectivity of the assumptions utilized and the potential changes in the economic environment. See Item 1 - "Descriptions of Business - Lending Activities - Allowance for Loan Losses" for a further discussion of the Company's loan loss allowance.

NON-INTEREST INCOME. Non-interest income increased $6.6 million, or 54.2%, to $18.7 million in 2001 from $12.1 million in 2000. This was primarily due to a $3.1 million increase in the cash surrender value of BOLI in 2001 compared to $21,000 in 2000, a $2.1 million increase in net gains on the sale of investment securities to $8.2 million in 2001 compared to $6.1 million in 2000, and a $1.2 million increase in service charges and fees to $5.2 million in 2001 compared to $4.0 million in 2000. The $3.1 million increase in BOLI was due to the BOLI contract being in effect during all of 2001 as compared to 3 days in 2000. The $2.1 million increase in gains on the sale of securities was taken to provide a portion of funds required for treasury stock purchases, the BOLI contract purchase, and to fund loan originations. The net gain on sale of equity securities was $8.5 million in 2001 as compared to $10.3 million in 2000. There were no sales of equity mutual funds in 2001 whereas a $28,000 gain was recorded in 2000. The increase was offset by net losses of $265,000 on the sale of mortgage-backed securities and corporate bonds in 2001 as compared to a net loss of $4.0 million on the sale of mortgage-backed securities and corporate and U.S. Agency bonds in 2000. Service charges and fees increased $1.2 million, or 30.5%, to $5.2 million in 2001 compared to $4.0 million in 2000. The increase was primarily due to implementing charges for foreign ATM transactions, increased collection rate in overdraft fees, implementation of revised deposit fees, increased customer activity for NOW accounts and increased sales of fixed annuity products which was driven by market conditions. Additionally, investment commissions and advisory fees from American Investment Services, Inc. (a financial services subsidiary of the Bank) increased $150,000, or 9.7%, to $1.7 million for 2001 compared to $1.5 million in 2000. This increase was attributed to additional commissions earned from advisory fees.

NON-INTEREST EXPENSE. Non-interest expense increased $5.0 million, or 16.1% to $36.0 million in 2001, compared to $31.0 million for 2000. The increase was primarily due to increases in salaries and employee benefits, occupancy expense and other expenses. Salaries and benefits increased $4.1 million, or 22.1%, to $22.5 million for 2001 from $18.4 million for 2000. The increase was attributable to a $1.7 million expense related to the cost of accelerating the vesting of options for certain retired directors, $1.3 million for the increased cost of the restricted stock plan for the full twelve months of 2001 versus 110 days in 2000 and approximately $820,000 for the increased cost for the Employee Stock Ownership Plan resulting from the higher share price of the Company's stock. Other expenses increased $654,000, or 15.3%, to $4.9 million for 2001 from $4.3 million for 2000. The increase was primarily due to increased costs related to increased loan volume and additional software maintenance to support enhanced Internet capabilities and other productivity enhancing software and forms. Occupancy expense increased $196,000, or 8.2%, to $2.6 million for 2001 from $2.4 million for 2000. The increase was primarily due to increases in rent, real estate taxes and utilities.

INCOME TAX EXPENSE. Income taxes were $13.3 million for 2001 as compared to $15.7 million for 2000. The effective tax rate decreased to 31.7% in 2001, from 33.6% in 2000. The decrease in income taxes was primarily due to a decrease in income before income taxes and the effect of a greater percentage of tax exempt income to total taxable income. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation. Management uses the asset liability method of accounting for income taxes in which deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Management must assess the reliability of the deferred tax asset and to the extent that management believes that recovery is not likely, a valuation allowance is established. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

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

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COST

The following table presents certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amount of interest income on a tax-equivalent basis from average interest-earning assets and interest expense from interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from daily balances and include nonaccrual loans.


------------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCE SHEET AND YIELD/RATE ANALYSIS
------------------------------------------------------------------------------------------------------------------------------------
                                                                 FOR THE FISCAL YEARS ENDED DECEMBER 31,
                                               2001                              2000                              1999
                               -------------------------------- ----------------------------------  --------------------------------

                                                        AVERAGE                            AVERAGE                           AVERAGE
                                   AVERAGE               YIELD/     AVERAGE                 YIELD/     AVERAGE               YIELD/
                                   BALANCE    INTEREST    RATE      BALANCE     INTEREST    RATE       BALANCE    INTEREST    RATE
                               -------------------------------- ----------------------------------  --------------------------------
                                                                         (Dollars in thousands)

INTEREST-EARNING ASSETS:
 Loans (1)                      $1,192,331    $ 84,319    7.07%  $1,086,721    $  81,075     7.46%  $  965,808   $  69,694     7.22%
 Federal funds sold                 13,084         550    4.20       15,348          987     6.43       30,680       1,552     5.06
 Investment securities-
  taxable (2)                      234,151      17,790    7.60      313,808       21,691     6.91      330,657      19,370     5.86
 Investment securities-
  tax exempt (2)(3)                 28,624       2,437    8.51       22,440        1,289     5.74        2,028         187     9.22
 Mortgage-backed securities (2)    231,020      15,945    6.90      324,600       21,625     6.66      231,411      14,533     6.28
 FHLB stock                         14,602         840    5.75       13,183          999     7.58       11,471         762     6.64
                               ------------  ---------- ------  ------------  -----------  ------  ------------ -----------  ------
   Total interest-
     earning assets              1,713,812    $121,881    7.11%   1,776,100    $ 127,666     7.19%   1,572,055   $ 106,098     6.75%
 Non-interest-earning assets       188,029   ---------- ------      103,102   -----------  ------      100,326  -----------  ------
                               ------------                     ------------                       ------------
 Total assets                   $1,901,841                       $1,879,202                         $1,672,381
                               ============                     ============                       ============

INTEREST-BEARING LIABILITIES:
 Deposits
  Money market accounts         $   84,848    $  2,370    2.79%  $   62,295    $   1,709     2.74%  $   63,240   $   1,766     2.79%
  NOW accounts                      86,205         654    0.76       79,624        1,082     1.36       69,846         946     1.35
  Savings and IRA passbook
   accounts                        213,642       4,142    1.94      202,725        4,101     2.02      201,973       4,071     2.02
  Time deposits                    705,219      37,339    5.29      755,668       41,132     5.44      771,547      38,935     5.05
                               ------------  ---------- ------  ------------  -----------  ------  ------------ -----------  ------
  Total interest-bearing
   deposits                      1,089,914      44,505    4.08    1,100,312       48,024     4.36    1,106,606      45,718     4.13
 FHLB advances and other
   borrowings (4)                  293,894      16,735    5.69      196,141       11,907     6.07      179,134      10,726     5.99
                               ------------  ---------- ------  ------------  -----------  ------  ------------ -----------  ------
  Total interest-bearing
   liabilities                   1,383,808    $ 61,240    4.43%   1,296,453    $  59,931     4.62%  $1,285,740   $  56,444     4.39%
                                             ---------- ------                -----------  ------               -----------  ------
 Non-interest bearing demand
   deposits                         36,107                           25,181                             26,768
 Non-interest-bearing
   liabilities                      47,257                           30,839                             52,612
                               ------------                     ------------                       ------------
  Total liabilities              1,467,172                        1,352,473                          1,365,120
Stockholders' equity               434,669                          526,729                            307,261
                               ------------                     ------------                       ------------
    Total liabilities and
     equity                     $1,901,841                       $1,879,202                         $1,672,381
                               ============                     ============                       ============
 Net interest-earning assets    $  330,004                       $  479,647                         $  286,315
                               ============                     ============                       ============
 Net interest income                          $ 60,641                         $ 67,735                          $  49,654
                                             ==========                       ==========                        ============
 Interest rate spread                                     2.68%                              2.57%                             2.36%
 Net interest margin
  (net interest income
  as a percentage of
    interest-earning assets)                              3.54%                              3.81%                             3.16%
 Ratio of interest-earning
  assets to interest-bearing
  liabilities                                           123.85%                            137.00%                           122.27%
------------------------------------------------------------------------------------------------------------------------------------



(1)  Interest on Loans includes amortization of net deferred cost of $721,845, $751,000 and $502,000 in 2001, 2000 and 1999,
     respectively.
(2)  Average balances and yields are based on amortized costs.
(3)  Tax-exempt interest is calculated on a tax equivalent basis based on a marginal tax rate of 35%.
(4)  Includes mortgagors escrow accounts.
------------------------------------------------------------------------------------------------------------------------------------

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


------------------------------------------------------------------------------------------------------------------------------------
 RATE/VOLUME ANALYSIS
------------------------------------------------------------------------------------------------------------------------------------
                                                              YEAR ENDED DECEMBER 31, 2001           Year ended December 31, 2000
                                                                 COMPARED TO YEAR ENDED                 compared to year ended
                                                                   DECEMBER 31, 2000                        DECEMBER 31, 1999
                                                      -------------------------------------    -------------------------------------
                                                         INCREASE (DECREASE)                      Increase (Decrease)
                                                               DUE TO                                    Due to
                                                      -----------------------                  ------------------------
                                                         RATE        VOLUME         NET           Rate         Volume         Net
                                                      -----------  -----------    ----------    -----------  -----------  ----------
                                                                                 (Dollars in thousands)
 INTEREST-EARNING ASSETS:
   Loans                                               $  (4,381)  $    7,625     $   3,244     $    2,423   $    8,958    $11,381
   Federal funds sold                                       (306)        (131)         (437)            74         (639)      (565)
   Investment securities-taxable                           1,985       (5,886)       (3,901)         3,317         (996)     2,321
   Investment securities-tax exempt (1)                      730          418         1,148            (96)       1,198      1,102
   Mortgage-backed securities                                750       (6,430)       (5,680)           930        6,162      7,092
   FHLB stock                                               (259)         100          (159)           115          122        237
                                                      -----------  -----------    ----------    -----------  -----------  ----------
   Total interest-earning assets                          (1,481)      (4,304)       (5,785)         6,763       14,805     21,568
                                                      -----------  -----------    ----------    -----------  -----------  ----------


 INTEREST-BEARING LIABILITIES:
   Money market accounts                                      30          631           661            (30)         (27)       (57)
   NOW accounts                                             (511)          83          (428)             3          133        136
   Savings and IRA
     passbook accounts                                      (173)         214            41             15           15         30
   Time deposits                                          (1,125)      (2,668)       (3,793)         3,011         (814)      2,197
   FHLB advances and other
     borrowings                                             (787)       5,615         4,828            150        1,031       1,181
                                                      -----------  -----------    ----------    -----------  -----------  ----------
       Total interest-bearing liabilities                 (2,566)       3,875         1,309          3,149          338       3,487
                                                      -----------  -----------    ----------    -----------  -----------  ----------
   Increase (decrease) in net interest
     income                                            $   1,085    $  (8,179)     $ (7,094)     $   3,614    $  14,467    $ 18,081
                                                      ===========  ===========    ==========    ===========  ===========  ==========

------------------------------------------------------------------------------------------------------------------------------------

(1) Tax exempt interest is calculated on a tax equivalent basis.
------------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future short-term financial obligations. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company's primary sources of funds consist of deposit inflows, loan repayments, maturities, paydowns, and sales of investment and mortgage-backed securities, borrowings from the Federal Home Loan Bank, and repurchase agreements. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Company are (1) the origination of residential one-to four-family mortgage loans and, to a lesser extent, multi-family loans, single-family construction loans, and home equity loans and lines of credit and consumer loans and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations. These activities are funded primarily by principal and interest payments on loans, maturities and sales of securities, deposit growth and Federal Home Loan Bank advances. At December 31, 2001 and 2000, the Company's loans totaled $1.21 billion, and $1.15 billion, respectively. At December 31, 2001 and 2000, the Company's investments in mortgage-backed securities, U.S. Government and agency obligations and corporate equity securities and debt obligations totaled $536.4 million and $606.5 million, respectively. During 2001, proceeds from the sale of investment securities and mortgage-backed securities were used to fund growth in the loan portfolio. The Company experienced a net decrease in total deposits of $2.1 million for the year ended December 31, 2001. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Company and its local competitors and other factors. The Company increased its advances from the Federal Home Loan Bank in 2001 by approximately $133 million, the proceeds of which were used to fund repurchases of the Company's stock. The Company closely monitors its liquidity position on a daily basis. If the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with U. S. Government and Agency security broker dealers.

Outstanding commitments for all loans and unadvanced construction loans and lines of credit totaled $366.6 million at December 31, 2001. Management of the Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2001 totaled $515.8 million. The Company relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Company will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Company's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company. During 2001 the Company repurchased 6,285,334 shares of common stock at a cost of $138.4 million. The effect of the repurchase of common stock is to reduce the level of capital which also decreases the capital ratio's which are discussed in the following paragraph.

The Company purchased 6.2 million shares in 2001 for a total cost of $136.5 million. This reduction in capital was replaced primarily with FHLB borrowing. Prior to the company implementing a buyback program, management considers not only the impact on earnings per share but also liquidity, or the company's ability to meet its loan obligations and deposit withdrawals. The analysis of the impact on earnings per share fully incorporates a rise in the company's interest expense resulting from the replacement of capital with borrowings. The impact on liquidity is measured by determining the amount of the Company's liquid assets and the amount of short-term obligations that could result under a worst-case scenario. The Company defines liquid assets as cash and due from banks (net of float and reserves), overnight investments (e.g. federal funds), anticipated prepayments and maturity of investment securities and mortgage-backed obligations maturing in the next 30 days and the amount of U.S. agency notes and mortgage-backed securities that can be used to execute repurchase agreements. At December 31, 2001, the company had $257.6 million in liquid assets. The company defines short-term liabilities as federal funds purchased, FHLB borrowings and repurchase agreements maturing within the next 30 days, an amount representing 28% of CDs maturing within the next 30 days and an amount representing 10% of non-maturity deposits. Management believes that the non-renewal of 28% of the company's CDs and a 10% reduction in core deposits are conservative assumptions based on historical deposit flow patterns. At December 31, 2001, the company had $56.2 million in short-term obligations, resulting in a ratio of liquid assets to short-term obligations of 4.6 times.

The Company has broker/dealer repurchase agreement lines of $400 million of which $10 million is currently outstanding. Additionally, the Company has a $631 million borrowing facility with the FHLB of Boston of which $301 million was outstanding at December 31, 2001. The amount of this borrowing facility is determined by the amount of eligible collateral, which primarily includes the Company's one-to four-family residential mortgage loans.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with (1) a leverage capital level of $328.5 million, or 17.7% of average assets, which is above the required level of $76.8 million, or 4.0%, and (2) total risk-based capital of $361.7 million, or 31.3% of risk weighted assets, which is above the required level of $92.4 million, or 8.0%. The Bank is considered "well capitalized" under regulatory guidelines. On a consolidated basis at December 31, 2001, the Company had total stockholders' equity of $394.9 million, or 20.7% of total assets.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented in this filing have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. As amended, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. On that date, hedging relationships shall be designed in accordance with the statement. This statement did not affect the Company because it does not currently purchase derivative instruments or enter into hedging activities.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Among other things, SFAS No. 141 requires the use of the purchase method to account for all business combinations; initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed annually for impairment. Amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end entities, such as the Company, will be January 1, 2002. Intangible assets other than goodwill (such as core deposit intangibles) are amortized to expense over their estimated useful lives. SFAS No. 142 applies to goodwill and other intangible assets acquired after June 30, 2001 and accordingly, will be applied by the Company's acquisition of American Bank of Connecticut, effective January 2002 (See note
17). The Company does not have any material intangible assets on its balance sheet at December 31, 2001. Therefore, the adoption of SFAS No. 142 will not have any material impact on consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk free interest rate in effect when the liability was initially recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier adoption is permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that one accounting model be used for long-lived assets to be disposed of. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement are to be applied prospectively. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

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

The Company's market risk also includes equity price risk. The Company's marketable equity securities portfolio had gross unrealized gains of $51.2 million at December 31, 2001 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's stockholders' equity. If equity security prices decline due to unfavorable market conditions or other factors, the Company's stockholders' equity would decrease.

QUANTITATIVE ASPECTS OF MARKET RISK. The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. The table below sets forth, as of December 31, 2001 and 2000 estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous increases in market interest rates of 200 basis points and instantaneous decreases in market rates of 100 basis points. A rate shock decrease of 100 basis points is used due to the current low level of interest rates. A rate shock decrease of 200 basis points would result in a negative rate.

If interest rates instantaneously increased 200 basis points, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities, including Collateralized Mortgage Obligations ("CMO") and Mortgage-backed Securities ("MBS"), were 13.66% and 13.51% on December 31, 2001 and 2000, respectively. If interest rates instantaneously decreased 100 basis points, the CPR prepayment assumptions were 24.78% and 21.40% on December 30, 2001 and 2000, respectively. At December 31, 2001, the rates paid on non-maturity deposits were assumed to change as follows: savings, NOW, and non-premium rate money market accounts were assumed not to change under a rising or falling interest rate environment; premium rate money market accounts were assumed to increase 50 basis points if interest rates, instantaneously increased 200 basis points and decreased 50 basis points if interest rate instantaneously decreased 100 basis points. At December 31, 2000, the rates paid on non-maturity deposits (savings, money management and NOW accounts) were assumed not to change under either interest rate environment.


-------------------------------------------------------------------------------------------------------------------
                           ESTIMATED INCREASE/(DECREASE) IN ANNUAL NET INTEREST INCOME
-------------------------------------------------------------------------------------------------------------------


                  Increase/                      Estimated Changes in Annual Net Interest Income
                                                 -----------------------------------------------
                  (Decrease)                            December 31, 2001                    December 31, 2000
                                                        -----------------                    -----------------
                                                                  (Dollars in thousands)
                  in market
                  interest rates
                  in basis points                     $                   %                $                   %
                  (rate shock)                      CHANGE              CHANGE           Change             Change
                  ------------------------------------------------------------------------------------------------

                  200                              $ 2,953               4.28%           $  178              0.27%

                  (100)                            $(2,906)             (4.80)%          $ (960)            (1.45)%
-------------------------------------------------------------------------------------------------------------------


Comparing the changes in net interest income on December 31, 2001 and 2000, under a down 100 basis point environment the estimated decrease in net interest income rose by $1.9 million from ($1.0 million) to ($2.9 million). Correspondingly, under an up 200 basis point environment, the estimated increase in net interest income rose by $2.8 million from $178,000 to $3.0 million. These changes are attributable to an increase in asset rate sensitivity, which resulted from the growth of short-term assets and increased prepayment speeds for mortgage loans and mortgage-backed securities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

For the Company's Consolidated Financial Statements, see index on page 52.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------      FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

For information concerning the directors of American Financial Holdings, Inc., the information contained under the sections captioned "Proposal I - Election of Directors" in American Financial Holdings, Inc.'s Proxy Statement dated March 27, 2002 is incorporated by reference. For information concerning officers of the Company, reference is made to Part I, Item 1, "Business--Executive Officers of the Registrant" in this report. Reference is made to the cover page of this report and to the section captioned "Section 16 (a) Beneficial Ownership Reporting Compliance" in this Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION
-------

The information contained under the heading "Executive Compensation" and "Directors Compensation" in American Financial Holdings, Inc.'s Proxy Statement dated March 27, 2002, with respect to executive compensation, is incorporated herein by reference in response to this item.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

The information contained under the heading "Stock Ownership" in American Financial Holdings, Inc.'s Proxy Statement dated March 27, 2002, with respect to security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

The information contained under the heading "Transactions with Management" in American Financial Holdings, Inc.'s Proxy Statement dated March 27, 2002, with respect certain relationships and related transactions is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------

(A)   (1) FINANCIAL STATEMENTS

      The following consolidated financial statements of the Bank and its subsidiaries are filed as part of this document under Item 8:

      -  Independent Auditors' Report
      -  Consolidated Balance Sheets at December 31, 2001 and 2000
      - Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
      - Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
      - Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000 and 1999
      -  Notes to Consolidated Financial Statements

(2)      FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(B)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 2001

         On December 6, 2001, the Company filed a Form 8-K in which it disclosed that it had reached an agreement with William E. Solberg, the former President, Chief Executive Officer of American Bank of Connecticut, on the terms of his employment with the Company and American Savings Bank following the merger. A summary of the proposed items of Mr. Solberg's employment was included in the filing.

(C)      EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-K

         Exhibit
         Number
         -------

         2.1 Agreement and Plan of Merger, dated as of July 18, 2001 by and among American Financial Holdings, Inc., American Savings Bank and American Bank of Connecticut (1)
         3.1   Certificate of Incorporation of American Financial Holdings,
               Inc. (2)
         3.2   Bylaws of American Financial Holdings, Inc.
         4.0   Draft Stock Certificate of American Financial Holdings, Inc. (2)
         10.1 Employment Agreement between American Savings Bank and Robert T. Kenney (3)
         10.2 Employment Agreement between American Savings Bank and Charles J. Boulier III (3)
         10.3 Employment Agreement between American Savings Bank and Peter N. Perugini (3)
         10.4 Employment Agreement between American Savings Bank and Sheri C. Pasqualoni (3)
         10.5 Employment Agreement between American Savings Bank and Richard J. Moore (3)
         10.6 Employment Agreement between American Financial Holdings, Inc. and Robert T. Kenney (3)
         10.7 Employment Agreement between American Financial Holdings, Inc. and Charles J. Boulier III (3)
         10.8 Employment Agreement between American Financial Holdings, Inc. and Peter N. Perugini (3)
         10.9 Employment Agreement between American Financial Holdings, Inc. and Sheri C. Pasqualoni (3)
         10.10 Employment Agreement between American Financial Holdings, Inc. and Richard J. Moore (3)
         10.11 Form of American Savings Bank Employee Severance Compensation Plan (2)
         10.12 Form of American Savings Bank Supplemental Executive Retirement Plan (2)
         10.13 Form of American Savings Bank Directors' Retirement Plan (2)
         10.14 Form of Deferred Compensation Plans (2)
         10.15 American Savings Bank 401(k) Plan (2)
         10.16 Form of American Savings Bank Supplemental Retirement Plan for Chief Executive Officer (2)
         10.17 American Financial Holdings, Inc. 2000 Stock-Based Incentive
               Plan (4)
         11.0 Statement Re: Computation of Per Share Earnings Incorporated-Herein By Deference to Footnote 11 of the Consolidated Financial Statements
         21.0  Subsidiaries Information Incorporated-Herein By Reference to
               Part I - Subsidiaries
         23.1  Consent of KPMG LLP
----------------------------

         (1) Incorporated by reference into this document from the Exhibits to the Form 8-K filed on July 24, 2001 (Commission File No. 0-27399)
         (2) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form S-1, and any amendments thereto, Registration No. 333-84463.
         (3) Incorporated by reference into this document from the Exhibits filed with the Form 10-K on March 29, 2000, (Commission File No. 0-27399).
         (4) Incorporated by reference into this document from Appendix A to the Proxy Statement filed on April 24, 2000 (Commission File No. 0-27399).

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Financial Holdings, Inc.
---------------------------------

   /s/ Robert T. Kenney                                     Date: March 19, 2002
   --------------------
     Robert T. Kenney
     Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    /s/ Robert T. Kenney                                    Date: March 19, 2002
    --------------------
     Robert T. Kenney
     Chairman, President and Chief Executive Officer
     (principal executive officer)

    /s/ Charles J. Boulier III                              Date: March 19, 2002
    --------------------------
     Charles J. Boulier III
     Senior Executive Vice President, Treasurer
     and Chief Financial Officer
     (principal accounting officer)

    /s/ Marie S. Gustin                                     Date: March 19, 2002
    -------------------
     Marie S. Gustin
     Director

    /s/ Fred M. Hollfelder                                  Date: March 19, 2002
    ----------------------
     Fred M. Hollfelder
     Director

    /s/ Gregory B. Howey                                    Date: March 19, 2002
    --------------------
     Gregory B. Howey
     Director

    /s/ Mark E. Karp                                        Date: March 19, 2002
    ----------------
     Mark E. Karp
     Director

    /s/ Steven T. Martin                                    Date: March 19, 2002
    --------------------
     Steven T. Martin
     Director

    /s/ Harry N. Mazadoorian                                Date: March 19, 2002
    ------------------------
     Harry N. Mazadoorian
     Director

    /s/ Laurence A. Tanner                                  Date: March 19, 2002
    ----------------------
     Laurence A. Tanner
     Director

    /s/ Jeffrey T. Witherwax                                Date: March 19, 2002
    ------------------------
     Jeffrey T. Witherwax
     Director

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                        AMERICAN FINANCIAL HOLDINGS, INC.


                                      INDEX

                                                                           Page

Independent Auditors' Report                                                53
Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999          54
Consolidated Statements of Income for the Years Ended
    December 31, 2001, 2000, and 1999                                       55
Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2001, 2000 and 1999                                        56
Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000, and 1999                                       57
Notes to Consolidated Financial Statements                                  58

[logo] KPMG
                    One Financial Plaza                   Telephone 860 522 3200
                    Hartford, CT 06103-2608               Fax 860 297 5555



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
American Financial Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of American Financial Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Financial Holdings, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP
-------------------
   KPMG LLP

Hartford, Connecticut
January 29, 2002

                           AMERICAN FINANCIAL HOLDINGS, INC.

                              Consolidated Balance Sheets

                              December 31, 2001 and 2000



ASSETS                                                                                       2001                        2000
                                                                                        --------------             ---------------
                                                                                           (In thousands, except per share data)

Cash and due from banks (note 2):
    Non-interest bearing                                                                    $ 20,903                    $ 17,293
    Interest bearing                                                                           1,230                          21
                                                                                        --------------             ---------------
                                                                                              22,133                      17,314
Federal funds sold                                                                            17,050                      11,740
                                                                                        --------------             ---------------
    Cash and cash equivalents                                                                 39,183                      29,054

Investment securities available for sale, at fair value (note 3)                             311,293                     351,211
Mortgage-backed securities available for sale, at fair value (note 3)                        225,101                     255,270
Loans receivable, net (note 4)                                                             1,214,847                   1,151,048
Accrued interest and dividends receivable                                                     11,120                      13,012
Federal Home Loan Bank stock (note 7)                                                         17,279                      12,194
Bank premises and equipment, net (note 5)                                                     13,490                      13,348
Cash surrender value of life insurance                                                        63,144                      45,022
Real estate owned                                                                                 77                         211
Other assets                                                                                   5,062                       3,088
                                                                                        --------------             ---------------

    TOTAL ASSETS                                                                         $ 1,900,596                 $ 1,873,458
                                                                                        ==============             ===============


LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits (note 6)                                                                        $ 1,124,249                 $ 1,126,336
Mortgagors' escrow and other deposits                                                         27,505                      19,554
Federal Home Loan Bank advances and other borrowings (note 7)                                311,444                     177,944
Deferred income tax liability (note 10)                                                       19,321                      24,280
Accrued interest payable on deposits and borrowings                                            1,855                       1,622
Other liabilities                                                                             21,275                       9,755
                                                                                        --------------             ---------------

    TOTAL LIABILITIES                                                                      1,505,649                   1,359,491
                                                                                        --------------             ---------------

Commitments and contingencies (notes 5 and 12)

Stockholders' Equity (note 8):
    Preferred stock, $.01 par value; authorized 10,000,000 shares,
    none issued                                                                                   -                           -
    Common stock, $.01 par value; authorized 120,000,000 shares;
    issued 28,871,100 shares at December 31, 2001 and 2000                                       289                         289
    Additional paid-in capital                                                               285,953                     282,676
    Unallocated common stock held by ESOP (2,014,958 shares at
    December 31, 2001 and 2,133,484 shares at December 31, 2000) (note 9)                    (22,386)                    (23,703)
    Stock-based compensation (note 9)                                                           (266)                        (78)
    Treasury stock, at cost including issues acquired and awarded as restricted stock at cost (9,120,791 shares at December 31, 2001
    and 3,198,395 shares at December 31, 2000)                                              (188,746)                    (56,707)
    Retained earnings                                                                        278,315                     263,452
    Accumulated other comprehensive income (note 13)                                          41,788                      48,038
                                                                                        --------------             ---------------

    TOTAL STOCKHOLDERS' EQUITY                                                               394,947                     513,967
                                                                                        --------------             ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 1,900,596                 $ 1,873,458
                                                                                        ==============              ==============
See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                 2001                 2000              1999
                                                                              ----------           ----------         ---------
                                                                                       (In thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
   Real estate mortgage loans                                                 $   60,025           $  55,370          $  48,366
   Commercial loans                                                                  117                   1                -
   Consumer loans                                                                 24,177              25,704             21,328
   Mortgage-backed securities                                                     15,945              21,625             14,533
   Federal funds sold                                                                550                 987              1,552
   Investment securities:
      Interest-taxable                                                            14,732              19,404             17,770
      Interest-tax exempt                                                          1,584               1,246                122
      Dividends                                                                    3,898               3,286              2,362
                                                                              -----------          ----------         ----------
        Total interest and dividend income                                       121,028             127,623            106,033
                                                                              -----------          ----------         ----------

INTEREST EXPENSE:
   Deposits (note 6)                                                              44,505              48,024             45,718
   Federal Home Loan Bank advances                                                15,800              11,189             10,215
   Other borrowings                                                                  935                 718                511
                                                                              -----------          ----------         ----------
      Total interest expense                                                      61,240              59,931             56,444
                                                                              -----------          ----------         ----------


      Net interest income before provision for loan losses                        59,788              67,692             49,589
   Provision for loan losses (note 4)                                                450               1,895              2,030
                                                                              -----------          ----------         ----------
      Net interest income after provision for loan losses                         59,338              65,797             47,559
                                                                              -----------          ----------         ----------

NON-INTEREST INCOME:
   Service charges and fees                                                        5,190               3,977              3,351
   Investment commissions and advisory fees                                        1,695               1,545              1,399
   Net gain on sale of securities (note 3)                                         8,212               6,068              2,641
   Gain on contribution of investment securities (note 3)                              -                  -                 209
   Increase in cash surrender value of life insurance                              3,122                  21                 -
   Other                                                                             435                 483                363
                                                                              -----------          ----------         ----------
      Total non-interest income                                                   18,654              12,094              7,963
                                                                              -----------          ----------         ----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits (note 9)                                        22,508              18,441             17,585
   Occupancy expense                                                               2,576               2,380              2,475
   Furniture and fixture expense                                                   1,750               1,706              1,814
   Charitable contributions (note 14)                                                 65                  46             21,458
   Advertising                                                                     1,422               1,371              1,352
   Outside services                                                                2,785               2,816              2,602
   Other                                                                           4,940               4,286              3,642
                                                                              -----------          ----------         ----------
      Total non-interest expense                                                  36,046              31,046             50,928
                                                                              -----------          ----------         ----------

   Income before income taxes                                                     41,946              46,845              4,594

   Income taxes (note 10)                                                         13,316              15,719              1,811
                                                                              -----------          ----------         ----------

      NET INCOME                                                              $   28,630           $  31,126          $   2,783
                                                                              ===========          ==========         ==========

NET INCOME PER COMMON SHARE (NOTE 11)
   Basic                                                                      $     1.40           $    1.19               nm
   Diluted                                                                          1.33                1.18               nm


See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2001, 2000 and 1999


                                                                                     UNALLOCATED
                                                                     ADDITIONAL         COMMON
                                                      COMMON          PAID-IN         STOCK HELD             STOCK-BASED
                                                       STOCK          CAPITAL          BY ESOP               COMPENSATION
                                                     ----------      -------------    -------------          --------------


BALANCE, DECEMBER 31, 1998                          $       --      $         --     $         --           $          --
                                                     ----------      ------------     ------------           --------------
Issuance of common stock pursuant to
 initial stock offering (note 1)                           268          260,718                --                      --
Issuance of common stock to Charitable
 Foundation (note 14)                                       21           21,365                --                      --
Unallocated ESOP shares (note 9)                            --               --           (25,661)                     --
Allocation of ESOP shares (note 9)                          --               65               641                      --
Shares acquired for stock-based
 compensation plans (note 9)                                --               --                --                  (1,755)
Stock-based deferred compensation
 obligation (note 9)                                        --               --                --                   1,595

Comprehensive income (loss):
   Net income                                               --               --                --                      --
   Other comprehensive income (loss), net of tax:
     Net unrealized loss on available for
     sale securities net of reclassification
      adjustment (note 13)                                  --               --                --                      --
    Total comprehensive income (loss)
                                                     ----------      ------------     ------------           --------------

BALANCE, DECEMBER 31, 1999                                 289          282,148           (25,020)                    (160)
                                                     ----------      ------------     ------------           --------------
Treasury shares acquired (note 8)                           --               --                --                       --
Treasury shares acquired under stock
    repurchase programs and awarded as
    restricted stock (note 9)                               --               --                --                       --
Dividends declared ($0.45 per share)                        --               --                --                       --
Allocation of ESOP shares (note 9)                          --              528             1,317                       --
Stock-based deferred compensation obligation
    (note 9)                                                --               --                --                       82

Comprehensive income:
   Net income                                               --               --                --                       --
   Other comprehensive income, net of tax:
      Net unrealized gain on available for
       sale securities net of reclassification
       adjustment (note 13)                                 --               --                --                       --
   Total comprehensive income
                                                     ----------      ------------     ------------           --------------

BALANCE, DECEMBER 31, 2000                                 289           282,676          (23,703)                     (78)
                                                     ----------      ------------     ------------           --------------
Treasury shares acquired (note 8)                           --               --                --                       --
Net shares issued for exercise of options and
   release of restricted stock                              --              154                --                       --
Payout of stock deferred compensation                       --               (3)               --                       --
Immediate vesting of options                                --            1,698                --                       --
Dividends declared ($0.66 per share)                        --               --                --                       --
Allocation of ESOP shares (note 9)                          --            1,428             1,317                       --
Stock-based deferred compensation obligation
 (note 9)                                                   --               --                --                     (188)

Comprehensive income:
   Net income                                               --               --                --                       --
   Other comprehensive income, net of tax:
      Net unrealized loss on available for
       sale securities loss of reclassification
       adjustment (note 13)                                 --               --                --                       --
   Total comprehensive income

                                                     ----------      ------------     ------------           --------------
BALANCE, DECEMBER 31, 2001                          $      289      $    285,953     $    (22,386)          $         (266)
                                                     ==========      ============     ============           ==============

See accompanying notes to consolidated financial statements.




                                                                                       ACCUMULATED
                                                                                           OTHER                 TOTAL
                                                     TREASURY         RETAINED         COMPREHENSIVE          STOCKHOLDERS'
                                                       STOCK          EARNINGS            INCOME                EQUITY
                                                     ----------      -------------    -------------          --------------

             (In thousands, except per share data)




BALANCE, DECEMBER 31, 1998                          $       --       $   241,224     $     39,760            $     280,984
                                                     ----------      -------------    -------------          --------------

Issuance of common stock pursuant to
 initial stock offering (note 1)                            --                --               --                  260,986
Issuance of common stock  to Charitable
 Foundation (note 14)                                       --                --               --                   21,386
Unallocated ESOP shares (note 9)                            --                --               --                  (25,661)
Allocation of ESOP shares (note 9)                          --                --               --                      706
Shares acquired for stock-based
 compensation plans (note 9)                                --                --               --                   (1,755)
Stock-based deferred compensation
 obligation (note 9)                                        --                --               --                    1,595

Comprehensive income (loss):
   Net income                                               --             2,783               --                   2,783
   Other comprehensive income (loss), net of tax:
    Net unrealized loss on available for
     sale securities
    net of reclassification adjustment
    (note 13)                                               --                --           (9,572)                  (9,572)
                                                                                                             --------------
   Total comprehensive income (loss)                                                                                (6,789)
                                                     ----------      -------------    -------------          --------------
BALANCE, DECEMBER 31, 1999                                  --           244,007           30,188                   531,452
                                                     ----------      -------------    -------------          --------------

Treasury shares acquired (note 8)                      (38,675)               --               --                  (38,675)
Treasury shares acquired under stock
   repurchase programs and awarded as
    restricted stock (note 9)                          (18,032)               --               --                  (18,032)
Dividends declared ($0.45 per share)                        --           (11,681)              --                  (11,681)
Allocation of ESOP shares (note 9)                                            --               --                    1,845
Stock-based deferred compensation obligation
    (note 9)                                                --                --               --                       82

Comprehensive income:
   Net income                                               --            31,126               --                   31,126
   Other comprehensive income, net of tax:
    Net unrealized gain on available for
      sale securities net of reclassification
      adjustment (note 13)                                  --                --           17,850                   17,850
                                                                                                             --------------
   Total comprehensive income                                                                                       48,976
                                                     ----------      -------------    -------------          --------------

BALANCE, DECEMBER 31, 2000                             (56,707)          263,452           48,038                  513,967
                                                     ----------      -------------    -------------          --------------
Treasury shares acquired (note 8)                     (138,373)               --              --                  (138,373)
Net shares issued for exercise of options and
   release of restricted stock                           6,334                --              --                     6,488
Payout of stock deferred compensation                       --                --              --                        (3)
Immediate vesting of options                                --                --              --                     1,698
Dividends declared ($0.66 per share)                        --           (13,767)             --                   (13,767)
Allocation of ESOP shares (note 9)                          --                --              --                     2,745
Stock-based deferred compensation obligation
    (note 9)                                                --                --              --                      (188)

Comprehensive income:
   Net income                                               --            28,630              --                    28,630
   Other comprehensive income, net of tax:
      Net unrealized loss on available for
       sale securities loss of reclassification
       adjustment (note 13)                                 --                --           (6,250)                  (6,250)
                                                                                                             --------------
   Total comprehensive income                                                                                       22,380
                                                     ----------      -------------    -------------          --------------
BALANCE, DECEMBER 31, 2001                          $ (188,746)     $    278,315     $     41,788           $      394,947
                                                     ==========      =============    =============          ==============

                        AMERICAN FINANCIAL HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999


                                                                                         2001              2000            1999
                                                                                   ------------        ------------     ----------
                                                                                                      (In thousands)
OPERATING ACTIVITIES:
    Net income                                                                    $     28,630        $     31,126     $    2,783
    Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for loan losses                                                        450               1,895          2,030
          ESOP expense                                                                   2,745               1,845            706
          Depreciation and amortization of bank premises and equipment                   2,003               1,957          2,073
          Accretion of discounts                                                        (1,688)             (1,342)          (622)
          Decrease (increase) in accrued interest and dividends receivable               1,892               1,453         (3,270)
          Gain on sale/contribution of investment securities                            (8,212)             (6,068)        (2,850)
          (Increase) decrease deferred income taxes                                       (816)                607         (5,630)
          Increase in cash surrender value of life insurance                            (3,122)                (22)             -
          (Increase) decrease in other assets                                           (1,974)                988         (1,429)
          Increase in other liabilities                                                 11,755               2,208          1,198
          (Increase) decrease in net deferred loan origination costs                    (1,639)                272         (2,282)
          Net gain on sale of loans                                                        (25)                 (5)           (59)
          Issuance of common stock to Charitable Foundation                                  -                   -         21,365
          Loss on disposal of fixed assets                                                  26                   -              -
          Net gain on sale of real estate owned                                           (188)               (234)          (384)
                                                                                   ------------        ------------     ----------
            Net cash provided by operating activities                                   29,837              34,680         13,629
                                                                                   ------------        ------------     ----------

INVESTING ACTIVITIES:
    Investment securities available for sale:
      Purchases                                                                        (28,733)            (92,205)      (357,884)
      Proceeds from sales                                                               26,886              83,379         64,695
      Proceeds from maturities                                                          37,000             120,600        270,500
    Mortgage-backed securities available for sale:
      Purchases                                                                        (10,100)            (14,527)      (276,383)
      Proceeds from sales                                                                2,532              76,267         46,231
      Principal paydowns                                                                42,007              34,356         50,649
    (Purchases) redemptions of Federal Home Loan Bank stock                             (5,085)              4,208         (7,005)
    Proceeds from sales of loans                                                        10,725                 773         11,250
    Net increase in loans (originations less repayments)                               (73,867)           (124,922)      (134,699)
    Net purchases of bank premises and equipment                                        (2,171)             (1,932)        (2,562)
    Proceeds from the sales of real estate owned                                           879                 938          2,145
    Purchase of single premium bank owned life insurance                               (15,000)            (45,000)             -
                                                                                   ------------        ------------     ----------
          Net cash (used) provided by investing activities                             (14,927)             41,935       (333,063)
                                                                                   ------------        ------------     ----------

FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                                                 (2,087)             25,834        (24,873)
    Increase (decrease) in mortgagors' escrow and other deposits                         7,951                 803        (10,297)
    Advances from the Federal Home Loan Bank                                           188,500             228,000         99,500
    Repayments of advances from the Federal Home Loan Bank                             (55,000)           (274,500)        (5,300)
    Borrowings under repurchase agreements                                                   -              36,666         52,451
    Repayments of repurchase agreements                                                      -             (26,666)       (52,451)
    Net proceeds from common stock offering                                                  -                   -        260,986
    Proceeds from issuance of common stock to Charitable Foundation                          -                   -             21
    Acquisition of common stock by ESOP                                                      -                   -        (25,661)
    (Acquisition) release of common stock for stock-based compensation plans              (188)                 82         (1,755)
    Obligation to stock-based deferred compensation plans                                    -                   -          1,595
    Net shares issued for stock option plan and payout of stock
      deferred compensation                                                              8,183                   -              -
    Purchases of treasury stock                                                       (138,373)           (56,707)              -
    Cash dividends paid                                                                (13,767)           (11,681)              -
                                                                                   ------------        ------------     ----------
          Net cash (used) provided by financing activities                              (4,781)           (78,169)        294,216
                                                                                   ------------        ------------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        10,129              (1,554)       (25,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          29,054              30,608         55,826
                                                                                   ------------        ------------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $     39,183       $      29,054     $   30,608
                                                                                   ============        ============     ==========

SUPPLEMENTAL INFORMATION:
    Cash paid during the year:
      Interest on deposits and borrowings                                         $     61,007       $      59,865     $   55,549
      Income taxes                                                                      12,245              13,885          9,670
    Transfers of loans to real estate owned                                                557                 470          1,486
    Contribution of investment securities to charitable foundation                           -                   -            212

See accompanying notes to consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting and reporting policies of American Financial Holdings, Inc. (the "Parent Company") and its subsidiary (referred together as the "Company") conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Significant policies are described below.

       (a)    BUSINESS AND STOCK OFFERING

              The Parent Company is a savings and loan holding company. The Parent Company's subsidiary, American Savings Bank (the "Bank"), provides business and consumer banking, mortgage lending, trust and investment services and insurance services through 17 banking offices and one office for American Investment Services, Inc. and the Internet (www.americanfinancialholdings.com). The Company is subject to the regulation of certain state and federal agencies and undergoes periodic examination by those regulatory authorities.

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

                        December 31, 2001, 2000 and 1999

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

       (c)    INVESTMENT AND MORTGAGE-BACKED SECURITIES

              The Company may classify its debt securities in one of three categories: trading, available for sale, or held to maturity. Marketable equity securities are classified as either trading or available for sale. Management determines the appropriate classifications of securities at the time of purchase. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are debt securities for which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2001 and 2000, all of the Company's debt and equity securities were classified as available for sale.

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


                                       59                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              Interest on loans is credited to income as earned based on the rate applied to principal amounts outstanding. Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are generally transferred to a nonaccrual basis when principal or interest payments become 90 days delinquent or sooner if management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. The Company's policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more. If ultimately collected, such interest is credited to income when received. Loans are removed from nonaccrual status when they become current as to the principal and interest and when, in the opinion of management, concern no longer exists as to the collectibility of principal and interest.

              Certain direct loan origination fees and costs, and premiums and discounts on loans purchased, are deferred and recognized in interest income over the lives of the related loan as an adjustment of interest using a method approximating the yield method.

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


                                       60                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       (e)    MORTGAGE SERVICING RIGHTS

              When the Company sells mortgage loans with servicing rights retained, it allocates the total cost of the loans to the mortgage servicing rights and to the loans (without the servicing rights) based on their relative fair values. Fair values are estimated considering loan prepayment predictions, historical prepayment rates, interest-rates, servicing costs, and other economic factors. Capitalized mortgage servicing rights are amortized into non-interest income as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. Capitalized mortgage servicing rights are periodically evaluated and, if impairment is identified, the amount is charged to earnings with the establishment of a valuation allowance against the capitalized mortgage servicing rights.

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

       (i)    INCOME TAXES

              The Company files consolidated federal and state tax returns. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets are also recognized for available tax carryforwards, such as for charitable contributions.


                                       61                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


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

       (j)    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

              The Bank has a noncontributory pension plan covering substantially all employees. Pension costs related to this plan are based upon actuarial computations of current and future benefits for employees, are charged to noninterest expense and are funded in accordance with requirements of the Employee Retirement Income Security Act. The Bank also accrues costs related to post-retirement health care and life insurance benefits.

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

                        December 31, 2001, 2000 and 1999


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

       (n)    TRUST ASSETS

              Approximately $187.3 million and $165.0 million of assets were held by the Company at December 31, 2001 and 2000, respectively, in a fiduciary or agency capacity for customers. These assets are not included in the accompanying consolidated financial statements, since the Company does not own them.

       (o)    COMPREHENSIVE INCOME

              The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income includes net income and certain changes in equity that are not recognized in the statement of income (such as changes in net unrealized gains and losses on securities available for sale). The Company has reported comprehensive income and its components for 2001, 2000 and 1999 in the consolidated statements of stockholders' equity.

       (p)    SEGMENT INFORMATION

              SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires public companies to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision-maker. Specific information to be reported for individual operating segments includes a measure of profit and loss, certain revenue and expense items and total assets. As a community-oriented financial institution, substantially all of the Company's operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of the community-banking operation, which constitutes the Company's only operating segment for financial reporting purposes under SFAS No. 131.


                                       63                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       (q)    NET INCOME PER COMMON SHARE

              Basic net income per common share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed in a manner similar to that of basic net income per common share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the period. Unallocated common shares held by the ESOP and unvested restricted stock are not included in the weighted-average number of common shares outstanding for either basic or diluted earnings per share calculations.

       (r)    STOCK-BASED COMPENSATION

              SFAS No. 123, "Accounting for Stock-Based Compensation," encourages all companies to adopt a new fair value based method of accounting for stock-based employee compensation plans. Under the provisions of this statement, the Company has elected to continue to measure compensation for its stock option plans using the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25") "Accounting for Stock Issued to Employees." Entities electing to continue to follow APB No. 25 must make pro forma disclosures for net income and earnings per share as if the fair value based method of accounting had been applied.

              The restricted stock awards under the Stock-Based Incentive Plan is also accounted for in accordance with APB No. 25. The fair value of the shares awarded, measured at the grant date, is recognized as a deduction from stockholders' equity and amortized to compensation expense as the shares vest.

       (s)    CASH SURRENDER VALUE OF LIFE INSURANCE

              The investment in life insurance represents the cash surrender value of life insurance policies purchased by the Bank with respect to certain officers and employees of the Bank. Increases in the cash surrender value are recorded as other non-interest income. Decreases are the result of collection on the policies due to the death of an insured.


                                       64                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


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

(2)    CASH AND DUE FROM BANKS

       The Bank is required to maintain reserves with respect to its transaction accounts and non-personal time deposits. As of December 31, 2001, the Bank maintained cash and liquid assets of approximately $3.1 million in satisfaction of these regulatory requirements.


                                       65                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(3)    INVESTMENT AND MORTGAGE-BACKED SECURITIES

       The Company classified all investment and mortgage-backed securities as available for sale as of December 31, 2001, and 2000. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment and mortgage-backed securities at December 31, 2001 and 2000 are as follows:


                                                                                   DECEMBER 31, 2001
                                                            ----------------------------------------------------------------
                                                                                 GROSS              GROSS
                                                              AMORTIZED        UNREALIZED        UNREALIZED          FAIR
                                                                COST             GAINS             LOSSES           VALUE
                                                            --------------   --------------    --------------    -----------
                                                                                       (In thousands)
       Investment securities:
           U.S. Treasury notes                             $      5,020      $        438     $          -      $    5,458
           U.S. Government agencies                              19,779             1,367                -          21,146
           Corporate bonds                                      146,026             5,771               (1)        151,796
           Municipal bonds                                       45,054             2,242             (158)         47,138
           Trust preferred stock                                 26,346             1,398                -          27,744
           Marketable equity securities                           7,128            51,185             (302)         58,011
                                                            -------------    --------------    --------------    -----------
                Total investment securities                     249,353            62,401             (461)        311,293
                                                            --------------    -------------    --------------    -----------
       Mortgage-backed securities:
           U.S. Government and agency                           101,314             2,924                -         104,238
           U.S. Agency issued collateralized
              mortgage obligations                              116,223             4,640                -         120,863
                                                            --------------    -------------    --------------    -----------
                 Total mortgage-backed securities               217,537             7,564                -         225,101
                                                            --------------    -------------    --------------    -----------

              Total available for sale                     $    466,890      $     69,965     $       (461)     $  536,394
                                                            ==============    =============    ==============    ===========


       At December 31, 2001, the net unrealized gain on securities available for sale of $69.5 million, net of income taxes of $27.7 million, is shown as accumulated other comprehensive income of $41.8 million in stockholder's equity.


                                       66                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


                                                                                  December 31, 2000
                                                            ----------------------------------------------------------------
                                                                                 Gross             Gross
                                                              Amortized        unrealized        unrealized         Fair
                                                                 cost            gains             losses          value
                                                            -------------     -------------    --------------    -----------
                                                                                     (In thousands)
      Investment securities:
           U.S. Treasury notes                             $      5,029      $       318      $          -      $   5,347
           U.S. Government agencies                              24,742              734               (12)        25,464
           Corporate bonds                                      187,800            2,500               (68)       190,232
           Municipal bonds                                       38,002            2,036                (1)        40,037
           Trust preferred stock                                 13,293               97              (349)        13,041
           Marketable equity securities                           6,811           70,463              (184)        77,090
                                                            -------------     -------------    --------------    -----------
                Total investment securities                     275,677           76,148              (614)       351,211
                                                            -------------     -------------    --------------    -----------
      Mortgage-backed securities:
           U.S. Government and agency                           139,377            1,581               (90)       140,868
           U.S. Agency issued collateralized
              mortgage obligations                              111,530            2,872                 -        114,402
                                                            -------------     -------------    --------------    -----------
                Total mortgage-backed securities                250,907            4,453               (90)       255,270
                                                            -------------     -------------    --------------    -----------

              Total available for sale                     $    526,584      $    80,601      $       (704)     $ 606,481
                                                            =============     =============    ==============    ===========


       At December 31, 2000, the net unrealized gain on securities available for sale of $79.9 million, net of income taxes of $31.9 million, is shown as accumulated other comprehensive income of $48.0 million in stockholders' equity.

       The amortized cost and fair value of debt securities at December 31, 2001 by contractual maturity, excluding mortgage-backed securities, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                                 DECEMBER 31, 2001
                                                                                          ---------------------------------
                                                                                             AMORTIZED            FAIR
                                                                                               COST              VALUE
                                                                                          ----------------    -------------
                                                                                                   (In thousands)
        Due in one year or less                                                           $      61,490      $      62,728
        Due after one year through five years                                                   105,560            111,534
        Due after five years through ten years                                                   14,927             16,027
        Due after ten years                                                                      60,248             62,993
                                                                                           -------------      -------------
                                                                                                242,225            253,282
        Mortgage-backed securities                                                              217,537            225,101
                                                                                           -------------      -------------

                                                                                          $     459,762      $     478,383
                                                                                           =============      =============


                                       67                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       A security with an amortized cost of $1.9 million and a fair value of $2.0 million at December 31, 2001 was pledged to secure public deposits.

       The following is a summary of realized gains and losses on sales of securities available for sale during the years ended December 31:


                                 2001                          2000                        1999
                      --------------------------- --------------------------- -----------------------------

                       GAINS    LOSSES     NET     Gains    Losses     Net     Gains    Losses     Net
                       -----    ------     ---     -----    ------     ---     -----    ------     ---
                                                           (In thousands)
AVAILABLE FOR SALE:

MORTGAGE-BACKED
  SECURITIES          $   61     $   -  $   61   $    30    ($2,037) ($2,007) $    -    ($1,785)  ($1,785)

INVESTMENT
  SECURITIES           8,788     (637)   8,151    10,364     (2,289)   8,075   5,694     (1,268)    4,426
                       -----     -----   -----    ------     -------   -----   -----     -------    -----
    TOTAL             $8,849    ($637)  $8,212   $10,394    ($4,326)  $6,068  $5,694    ($3,053)   $2,641
                     =======   =======  ======   =======    =======   ======  ======   =========  =======


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


                                       68                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999



(4)    LOANS RECEIVABLE, NET

       The composition of the Company's loan portfolio was as follows:


                                                                                                    DECEMBER 31,
                                                                                          ---------------------------------
                                                                                               2001              2000
                                                                                          ---------------   ---------------
                                                                                                   (In thousands)
       Real estate mortgage loans:
           One to four family                                                             $     832,177   $       818,272
           Residential construction                                                               9,437            11,963
           Other                                                                                    394               924
                                                                                          ----------------  ----------------
                    Total real estate mortgage loans                                            842,008           831,159
                                                                                          ----------------  ----------------

       Commercial loans:
            Commercial business                                                                   3,296               132

       Consumer loans:
           Home equity loans and lines of credit                                                360,166           307,106
           Automobile                                                                            12,881            17,027
           Other                                                                                  2,197             2,701
                                                                                          ----------------  ----------------
                    Total consumer loans                                                        375,244           326,834
                                                                                          ----------------  ----------------

                    Total loans                                                               1,220,548         1,158,125

       Premiums on loans purchased, deferred loan fees and costs, net                             5,186             3,547
       Allowance for loan losses                                                                (10,887)          (10,624)
                                                                                          ----------------  ----------------

       Loans receivable, net                                                              $    1,214,847  $     1,151,048
                                                                                          ================  ================

       Loans on nonaccrual status amounted to $4.2 million and $3.0 million as of December 31, 2001 and 2000, respectively. If interest on nonaccrual loans had been recognized in accordance with their original terms, such income would have approximated $385,000, $306,000 and $200,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income recognized on nonaccrual loans for the years ended December 31, 2001, 2000 and 1999 was approximately $190,000, $199,000 and $112,000, respectively.

       The Company's investment in impaired loans was $119,000 and $130,000 at December 31, 2001 and 2000, respectively. The allowance for loan losses on these impaired loans was approximately $22,000 and $45,000 at December 31, 2001 and 2000, respectively. There were no impaired loans without a related allowance for losses. The average balance of impaired loans was $125,000, $220,000 and


                                       69                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       $805,000 for the years ended December 31, 2001, 2000 and 1999. The interest income recognized on impaired loans was not significant.

       Changes in the allowance for loan losses are summarized as follows:


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------------
                                                                                        2001         2000         1999
                                                                                     -----------   ----------   ----------
                                                                                                 (In thousands)

        Balance at beginning of year                                              $    10,624   $     8,820  $     7,626
        Provision for loan losses charged to income                                       450         1,895        2,030
        Loans charged-off                                                                (208)         (252)        (942)
        Recoveries                                                                         21           161          106
                                                                                     ----------    ----------    ----------

        Balance at end of year                                                    $    10,887   $    10,624  $     8,820
                                                                                     ==========    ==========    ==========

       The Company serviced loans for others totaling approximately $135.8 million, $146.1 million and $157.1 million at December 31, 2001, 2000 and 1999, respectively. Income from servicing loans for others was $396,000, $431,000 and $455,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(5)    BANK PREMISES AND EQUIPMENT, NET

       Bank premises and equipment consisted of the following:


                                                                                          DECEMBER 31,
                                                                                   -------------------------
                                                                                      2001           2000
                                                                                   -----------    ----------
                                                                                          (In thousands)

            Premises                                                               $   10,820    $   10,672
            Construction in progress                                                      471           276
            Furniture, equipment and software                                          11,300         9,575
            Leasehold improvements                                                      2,921         2,845
                                                                                   -----------    ----------
                 Total                                                                 25,512        23,368

            Less accumulated depreciation and amortization                            (12,022)      (10,020)
                                                                                   -----------    ----------

                 Premises and equipment, net                                       $   13,490    $   13,348
                                                                                   ===========    ==========

       Total depreciation and amortization expense amounted to $2.0 million, $2.0 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.


                                       70                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       At December 31, 2001, the Company was obligated under various non-cancelable operating leases for properties used as branch facilities. The leases contain renewal options for periods ranging from 5 to 20 years and escalation clauses as defined which provide for increased rental expense over a base year. Rental expense under leases was $532,000, $487,000 and $557,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       Future minimum payments, by year and in the aggregate, under non-cancelable operating leases for branch office premises with initial or remaining terms of one year or more consisted of the following:

                                                   December 31,
                                                      2001
                                                   ------------
                                                  (in thousands)

                      2002                         $        548
                      2003                                  513
                      2004                                  463
                      2005                                  385
                      2006                                  248
                      Thereafter                            838
                                                      -----------

                      Total                        $      2,995
                                                      ===========


(6)    DEPOSITS

       A summary of deposit balances, by type, is as follows:

                                                         DECEMBER 31,

                                                 -------------------------------
                                                      2001             2000
                                                 --------------   --------------
                                                        (In thousands)

       Savings                                  $     225,659    $    202,564
       NOW accounts                                    94,702          90,118
       Money market accounts                           95,562          65,130
       Demand deposit accounts                         30,687          16,378
       Time deposits and retirement accounts          677,639         752,146
                                                 --------------   --------------
                 Total                          $   1,124,249    $   1,126,336
                                                 ==============   ==============


                                       71                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       Interest expense on deposits, by account type, is summarized as follows:


                                                                    YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               2001           2000           1999
                                                           ------------   ------------   -------------
                                                                         (In thousands)

       Savings                                            $      4,142   $      4,101    $      4,071
       NOW accounts                                                654          1,082             946
       Money market accounts                                     2,370          1,709           1,766
       Time deposits                                            37,339         41,132          38,935
                                                           ------------   ------------   -------------

       Total                                            $       44,505 $       48,024  $       45,718
                                                           ============   ============   =============

       A summary of time deposits by remaining period to maturity is as follows:


                                                                               DECEMBER 31,
                                                                    ------------------------------
                                                                         2001            2000
                                                                    -------------    -------------
                                                                            (In thousands)

       1 - 12 months                                               $    515,753     $    568,012
       13 - 24 months                                                   103,972          143,274
       25 - 36 months                                                     8,895           24,168
       37 - 48 months                                                    26,551            1,524
       48 months and thereafter                                          22,468           15,168
                                                                    -------------    -------------

           Total                                                   $    677,639     $    752,146
                                                                    =============    =============

       Time deposits of $100,000 or more amounted to $81.8 million at December 31, 2001. Interest paid on time of deposits of $100,000 or more amounted to approximately $4.2 million for the year ended December 31, 2001.


                                       72                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(7)    BORROWINGS

       Advances payable to the Federal Home Loan Bank of Boston are as follows:

    MATURITY                     INTEREST                DECEMBER 31,
                                                -------------------------------
     DATES                         RATES                2001          2000
-----------------            ------------------    ------------    ------------
                                                           (In thousands)

2001                           5.10 - 6.28%      $          -    $     55,000
2002                           3.73 - 6.70%            78,500          59,500
2003                           4.19 - 6.91%           127,500          35,000
2004                           4.87 - 6.51%            31,000          11,000
2005                           5.13 - 7.27%             9,200           7,200
2006                           4.32 - 5.35%            47,500               -
After 2006                     4.00 - 5.39%             7,744             244
                                                   ------------    ------------

Total                                            $    301,444    $    167,944
                                                   ============    ============


       At December 31, 2001, 2000 and 1999, the Bank was in compliance with FHLB collateral requirements. At December 31, 2001, the Bank can borrow an additional capacity of $330.0 million from the FHLB, inclusive of a line of credit of approximately $14.8 million. Advances are secured by the Bank's investment in FHLB stock and a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets, principally mortgage loans.

       During the years ended December 31, 2001, 2000 and 1999, the Company also borrowed under securities repurchase agreements. Certain information as to the Bank's repurchase agreements is summarized as follows:


                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                                2001          2000          1999
                                                                                ----          ----          ----
                                                                                     (Dollars in thousands)

                 Average amount outstanding during the period                $ 10,000      $  7,300      $  6,100
                 Maximum amount outstanding during the period                  10,000        15,300        25,800
                 Amount outstanding at end of period                           10,000        10,000           -
                 Weighted average interest rate during the period               6.99%         6.92%           -
                 Weighted average interest rate at end of period                6.99%         6.89%         5.47%

       Securities underlying the repurchase agreements held as collateral are U.S. Government agency securities with a fair value of $11.6 million at December 31, 2001. The securities underlying the agreements were under the Company's control. The repurchase agreements at December 31, 2001 are callable on various dates during 2003. These borrowings have weighted average remaining terms to the initial call dates and contractual maturity dates of approximately 1.37 years and 5.87 years, respectively.


                                       73                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital to risk-weighted assets, and of Tier 1 Capital to average assets. Management believes that, as of December 31, 2001 and 2000, the Bank met all capital adequacy requirements to which it was subject.

       As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed the Bank's capital category.


                                       74                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000, compared to the required amounts and ratios for minimum capital adequacy and for classification as a well-capitalized institution:


                                                                                                         TO BE WELL
                                                                              FOR CAPITAL             CAPITALIZED UNDER
                                                                               ADEQUACY               PROMPT CORRECTIVE
                                                     ACTUAL                    PURPOSES               ACTION PROVISIONS
                                            --------------------------  ------------------------  --------------------------
                                               AMOUNT         RATIO        AMOUNT        RATIO       AMOUNT          RATIO
                                            ------------   -----------  -------------  ---------  ------------     ---------
                                                                        (Dollars in thousands)
       AS OF DECEMBER 31, 2001:
           Total Capital (to Risk
             Weighted Assets)              $  361,716         31.3%    $   92,399        8.0%    $  115,499         10.0%
           Tier 1 Capital (to Risk
             Weighted Assets)                 328,510         28.4         46,200        4.0         69,299          6.0
           Tier 1 Capital (to
             Average Assets)                  328,510         17.7         76,779        4.0         95,974          5.0

       As of December 31, 2000:
           Total Capital (to Risk
             Weighted Assets)              $  403,738        35.6%     $   90,721        8.0%    $  113,401         10.0%
           Tier 1 Capital (to Risk
             Weighted Assets)                 361,713         31.9         45,360        4.0         68,041          6.0
           Tier 1 Capital (to
             Average Assets)                  361,713         19.3         75,083        4.0         93,854          5.0


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


                                       75                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       As part of the Conversion, the Bank established a liquidation account for the benefit of account holders in an amount equal to the Bank's capital of $286.0 million as of May 31,1999. The liquidation account will be maintained for a period of ten years after the Conversion for the benefit of those deposit account holders who qualified as eligible account holders at the time of the Conversion and who have continued to maintain their eligible deposit balances with the Bank following the Conversion. The liquidation account, which totaled $116.7 million and $143.7 million at December 31, 2001 and 2000, respectively, is reduced annually by an amount equal to the decreases in eligible deposit balances, notwithstanding any subsequent increases in the account. In the event of the complete liquidation of the Bank, each eligible deposit account holder will be entitled to receive his/her proportionate interest in the liquidation account, after the payment of all creditors' claims, but before any distributions to the Parent Company as the sole stockholder of the Bank. The Bank may not declare or pay a dividend on its capital stock if its effect would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account.

       In 2000, the Board of Directors authorized two stock repurchase programs for an aggregate of 2.8 million shares. During 2000, the Company repurchased 2.1 million shares at a total cost of $38.7 million. In 2001, the remaining 700,000 shares, at a cost of $14.6 million, were purchased. During 2001, the Board of Directors authorized four additional stock repurchase programs of up to 5.9 million shares, of the Company's outstanding common stock for the treasury. Under these programs the Company repurchased 5.5 million shares at a total cost of $122.6 million. In 2001, the Company under the Stock-Based Incentive Plan purchased an additional 51,496 shares at a cost of $1.1 million.

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

                        December 31, 2001, 2000 and 1999


The following table sets forth changes in the benefit obligation, changes in Plan assets and the funded status of the Plan for the periods indicated. The table also provides a reconciliation of the Plan's funded status and the amounts recognized in the Company's consolidated balance sheets:


                                                                                              DECEMBER 31,

                                                                                        ---------------------------
                                                                                           2001           2000
                                                                                        ------------   ------------
                                                                                             (In thousands)
              Change in benefit obligation:
                  Projected benefit obligation at beginning of year                  $     11,047   $     10,461
                  Service cost                                                                476            425
                  Interest cost                                                               784            766
                  Plan amendments                                                            (220)             -
                  Actuarial loss                                                              344             95
                  Benefits paid                                                              (732)          (700)
                                                                                        ------------   ------------

                  Projected benefit obligation at end of year                              11,699         11,047
                                                                                        ------------   ------------
              Change in plan assets:
                  Fair value of plan assets at beginning of year                            9,550          9,994
                  Actual return on plan assets                                               (588)             1
                  Employer contributions                                                    1,162             12
                  Benefits paid                                                              (732)          (700)
                                                                                        ------------   ------------

                  Fair value of plan assets at end of year                                  9,392          9,307
                                                                                        ------------   ------------

              Funded status at end of year                                                 (2,307)        (1,740)
              Unrecognized transition obligation                                                -           (123)
              Unrecognized prior service cost                                                 542            824
              Unrecognized net actuarial loss                                               3,167          1,647
                                                                                        ------------   ------------
                        Net amount recognized                                        $      1,402   $        608
                                                                                        ============   ============
              Amounts recognized in other assets/liabilities in the
                  consolidated balance sheets:
                       Prepaid benefit cost                                          $      2,167   $      1,183
                       Accrued benefit liability                                           (1,248)          (720)
                       Intangible asset                                                       483            145
                                                                                        ------------   -----------

                        Net amount recognized                                        $      1,402   $        608
                                                                                        ============   ===========


                                       77                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


The components of net periodic pension cost for the periods indicated were as follows:


                                                                                    YEARS ENDED DECEMBER 31,

                                                                              --------------------------------------
                                                                                2001         2000           1999
                                                                              ----------   ----------    -----------
                                                                                         (In thousands)

              Service cost - benefits earned during the period             $       476  $       425   $       471
              Interest cost on projected benefit obligation                        783          766           697
              Expected return on plan assets                                      (850)        (869)         (878)
              Amortization and deferral                                            (42)         (33)          (22)
                                                                              ----------   ----------    -----------

              Net periodic pension cost                                    $       367  $       289   $       268
                                                                              ==========   ==========    ===========


Significant actuarial assumptions used in determining the actuarial present value of the projected benefit obligation and the net periodic pension cost were as follows:


                                                                                     DECEMBER 31,

                                                                              ---------------------------
                                                                                 2001           2000
                                                                              ------------  -------------

              Discount rate                                                        7.25%         7.50%
              Rate of increase in compensation levels                              4.50          4.50
              Long-term rate of return on assets                                   9.00          9.00


The Plan also includes a supplemental benefit equalization plan (the "Supplemental Plan"), that provides benefits to key executives with pension benefits that cannot be provided directly through the Company's tax-qualified employee pension plan as a result of Internal Revenue Code limitations on the benefits available through a tax-qualified plan. Benefits under the Supplemental Plan are based on the same formula as the employee pension plan, but are determined without regard to the limitations on the amount of salary that may be taken into account for benefits purposes under the pension plan or the level of contributions permitted under the pension plan. The benefits under the Supplemental Plan are reduced by the benefits actually payable under the pension plan. At December 31, 2001, three officers and one retired officer of the Bank participated in the Supplemental Plan. The Supplemental Plan's projected benefit obligation at December 31, 2001 and 2000 was approximately $767,000 and $901,000, respectively. Total expense attributable to the Supplemented Plan was $120,000, $157,000 and $137,000 for the years ended December 31, 2001, 2000 and
1999, respectively.


                                       78                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       (b)    SAVINGS AND PROFIT SHARING PLAN

              The American Savings Bank Employees' Savings and Profit Sharing Plan (the "Savings Plan") is a tax-qualified profit sharing plan with a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. The Savings Plan currently provides participants with savings and retirement benefits based on employee deferrals of compensation, as well as matching and other discretionary contributions made by the Company. In 1999, the Company made a regular contribution of up to 3% of a participant's compensation, matching 50% of the first 6% of compensation deferred. A participant is always 100% vested in his or her elective deferrals of compensation under the Savings Plan. Participants vest in the regular matching contributions on the first of the month following two years of participation in the plan.

              Contributions made by the Company to the Savings Plan amounted to $197,000 for the year ended December 31, 1999. Due to the establishment of the ESOP plan in late 1999, the Company did not make any contributions to the Savings Plan in the year 2001 and 2000.

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

                        December 31, 2001, 2000 and 1999


              The following table presents changes in the benefit obligation, changes in plan assets and the funded status of this plan for the periods indicated. The table also provides a reconciliation of the plan's funded status and the amount recognized in the Company's consolidated balance sheets:


                                                                                                      DECEMBER 31,

                                                                                                --------------------------
                                                                                                   2001           2000
                                                                                                ------------   -----------
                                                                                                     (In thousands)

              Change in benefit obligation:
                  Accumulated benefit obligation at beginning of year                        $      1,088   $      1,016
                  Service cost                                                                         30             20
                  Curtailment gain                                                                   (151)            --
                  Interest cost                                                                        77             77
                  Actuarial loss                                                                        1             42
                  Benefits paid                                                                       (63)           (67)
                                                                                                ------------   -----------

                  Accumulated benefit obligation at end of year                                       982          1,088
                                                                                                ------------   -----------
              Change in plan assets:
                  Fair value of plan assets at beginning of year                                       --             --
                  Employer contributions                                                               63             67
                  Benefits paid                                                                       (63)           (67)
                                                                                                ------------   -----------

                  Fair value of plan assets at end of year                                             --             --
                                                                                                ------------   -----------

              Funded status at end of year                                                           (982)        (1,088)
              Unrecognized net actuarial loss                                                         122            121
              Unrecognized prior service cost                                                          34             42
                                                                                                ------------   -----------

               Accumulated post-retirement liability                                         $       (826)  $       (925)
                                                                                                ============   ===========


                                       80                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


              Periodic postretirement benefit cost includes the following components for the periods indicated:


                                                                                YEARS ENDED DECEMBER 31,

                                                                            ----------------------------------
                                                                             2001         2000        1999
                                                                            --------    ---------   ----------
                                                                                      (In thousands)

                Service cost                                            $       30  $       20   $      34
                Interest cost                                                   77          77          70
                Curtailment gain                                              (151)          -           -
                Amortization                                                    10          10          10
                Recognized net actuarial loss                                    -           1           -
                                                                           --------    ---------   ----------

                Postretirement benefit cost                             $      (34) $      108   $     114
                                                                           ========    =========   ==========


              For measurement purposes, the assumed annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was 10.0% and 8.7% for December 31, 2001 and 2000, respectively. The rate was assumed to decrease gradually to 5% by the year 2007 and remain at that level thereafter. An increase of 1% in the assumed health care cost trend rate would increase the postretirement benefit obligation by $10,000 at December 31, 2001 and increase the periodic postretirement benefit cost by $3,900 for the year ended December 31, 2001. A decrease of 1% in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $8,700 at December 31, 2001 and decrease the postretirement benefit cost by $3,200 for the year ended December 31, 2001.

              The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.5% for December 31, 2001 and December 31, 2000, respectively.

       (d)    EMPLOYEE STOCK OWNERSHIP PLAN

              The Bank established the ESOP to provide substantially all employees of the Company the opportunity to also become stockholders. The ESOP borrowed $25.7 million from the Company and used the funds to purchase 1,336,625 shares of common stock in the initial subscription offering, and an additional 973,063 shares of the common stock of the Company in the open market subsequent to the offering. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a remaining period of approximately 17 years from December 31, 2001. The unallocated ESOP shares are pledged as collateral for the loan. Dividends paid on unallocated shares are not considered dividends for financial reporting purposes and are used to pay principal and interest on the ESOP loan. Dividends on allocated shares are charged to retained earnings. At December 31, 2001, the loan had an outstanding balance of $23.4 million and an interest rate of 8.5%. Both the loan and the related interest are not recorded in the Company's consolidated financial statements. The amount of loan repayments made by the ESOP are used to reduce the unallocated common stock held by the ESOP. The


                                       81                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


              Company recorded approximately $2.7 million and $1.8 million ESOP compensation expense for the years ended December 31, 2001 and 2000, respectively.

              The ESOP shares are summarized as follows:


                                                                              2001          2000
                                                                              ----          ----

              Number of shares released for allocation during the year      118,526       118,526
              Number of  unallocated shares at end of year                2,014,958     2,133,484
              Market value of unallocated shares at end of year
                 (in thousands)                                          $   51,200    $   44,003

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

       (f)    STOCK-BASED DEFERRED COMPENSATION PLAN

              In November 1999, the Company established the Stock-Based Deferred Compensation Plan for the benefit of its directors and key employees. Under this plan, participants are allowed to defer compensation up to a selected date and then receive either a lump sum payment, or payments over periods of one to ten years. Compensation deferred is invested in the stock of the Company and placed in a grantor trust. The deferred compensation obligation was recorded in equity at an amount equal to the original amount of the compensation deferred. Distributions from the trust to



                                       82                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


              participants in this plan are made solely in the form of whole shares of common stock. If a participant dies prior to the distribution of all amounts he or she is entitled to, amounts will be distributable to his or her beneficiary in accordance with the distribution election. In addition to future deferral of compensation, each participant was allowed to transfer previously accrued benefits to this plan. As of December 31, 2001 and 2000, the trust held 154,020 and 160,579 shares of Company common stock, respectively.

       (g)    CASH DEFERRED COMPENSATION PLAN

              In November 1999, the Company established the Cash Deferred Compensation Plan for the benefit of its directors and key employees. The Plan allows participants to defer compensation until termination of service or another distribution date selected by the participant. The deferred compensation obligation is classified as a liability and adjusted with a corresponding charge to expense to reflect the changes in the amount owed to the participant. Amounts owed participants are credited with interest based on an annually adjusted rate. The obligation at December 31, 2001 and December 31, 2000 was $1.5 million and $1.4 million, respectively. The expense for this plan in 2001 and 2000 was approximately $80,000 and $78,000, respectively.

       (h)    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

              In 1999, the Company entered into a special supplemental retirement plan with the President and CEO as an incentive for his continued employment. This plan provides benefits based on a percentage of his final average compensation less benefits available to him under other plans, including the Supplemental Plan. The projected benefit obligation under this plan as of December 31, 2001 and 2000 was $2.5 million and $2.3 million, respectively. The expense for this plan in 2001 and 2000 was approximately $160,000 and $121,000, respectively. In conjunction with the acquisition of American Bank of Connecticut (note 17), the Company terminated the special supplemental retirement plan.

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

              The plan also provides supplemental benefits to designated individuals who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP prior to the scheduled repayment of the ESOP loan. Generally, the plan provides the eligible individual with a benefit equal to what the individual would have received under the ESOP had he or she remained employed throughout the term of the ESOP or had the ESOP not been terminated prior to the scheduled repayment of the ESOP loan, less the benefits actually provided under the ESOP on behalf of such individual. An individual's benefits


                                       83                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


              under this plan will generally become payable upon the participant's retirement at age 65 or upon the change in control of the Company or the Bank. In 2001 this portion of the plan was terminated, however, the change in control provision remains in effect. The accrued liability was reversed which resulted in a net credit for the year in the plan expense of $336,000. In 2000 and 1999, the Company recognized expense of $277,000 and $189,000, respectively, for this plan. The obligation under this Plan is invested in the Company's common stock and placed in a grantor trust. During 2001 the trust paid a portion of its obligation resulting in a decrease in the number of shares held to 6,827 as of December 31, 2001 from 12,874 shares as of December 31, 2000. These shares are recorded as a reduction of stockholders' equity at their original cost of $45,000 and $199,000 as of December 31, 2001 and 2000, respectively.

       (j)    DIRECTORS' RETIREMENT PLAN

              In December 1998, the Company adopted a retirement plan for incumbent nonemployee directors to provide a retirement income supplement for directors with long service. The projected benefit obligation under this plan at December 31, 2001 and 2000 was $724,000 and $715,000, respectively. The Company recorded approximately $185,000, $173,000 and $66,000 of expense in connection with this plan for the years ended December 31, 2001, 2000 and 1999, respectively.

       (k)    STOCK-BASED INCENTIVE PLAN

              In June 2000, the Company adopted a Stock-Based Incentive Plan ("Plan"). The Plan provides for grants of options to purchase common stock and awards of restricted stock ("Stock Awards") to eligible officers, employees and directors of the Company.

              The Plan allows the granting of Stock Awards at no cost to the recipients in an amount up to 4% of the shares issued in the Conversion, or 1,154,844 shares. During 2000, the Company granted Stock Awards equal to 3.8% of the shares issued in the Conversion or 1,104,840 shares using shares acquired for this purpose at a cost of $18.0 million. Compensation cost is being recognized for these awards over the five-year period from the grant date. The compensation cost charged to employee benefits expense for the Stock Awards during 2001 and 2000 was $3.6 million and $2.3 million, respectively. The increase was due to the recording of a full twelve months of expense in 2001, whereas only six months of expense was recorded in 2000. The expense recorded in 2000 includes a charge of $422,000 to reflect the cost of immediately vesting shares upon the death of one of the Company's directors.

              The Plan also allows the granting of stock options (either incentive stock options or nonqualified stock options) up to 10% of the shares issued in the Conversion or 2,887,110 shares. During 2001 and 2000, the Company granted stock options equal to 0.1% and 8.7% of the shares issued in the Conversion, or 31,500 and 2,506,200 shares, respectively. Under the terms of the Plan, the exercise price of each option granted equals the market price of the Company's stock on the date of grant. Each option has a maximum contractual life of ten years and shares vest over five years from the grant date.


                                       84                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


              The following is a summary of the Company's stock options at December 31, 2001 and 2000 and changes during the year:


                                                                      2001                            2000
                                                          ------------------------------  ------------------------------
                                                                           WEIGHTED-                        Weighted-
                                                                            AVERAGE                          Average
                                                                            EXERCISE                         Exercise
                                                             SHARES          PRICE           Shares           Price
                                                          ------------   ---------------  -------------    -------------
         (Shares in thousands)
         Options outstanding at beginning of  year            2,485      $       16.06              -     $          -

         Granted                                                 32              22.30          2,506            16.06
         Exercised                                             (121)             16.03              -                -
         Forfeited/cancelled                                    (22)             16.21           (21)            16.06
                                                          ------------   ---------------  -------------    -------------
         Options outstanding at end of year                   2,374      $       16.14          2,485     $      16.06

         Options exercisable at year-end                        675              16.04              -                -

         Weighted average per share fair value of
             options granted during the year                             $        4.62                    $       6.04

                                       85                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       In accordance with the provisions of APB No. 25 related to fixed stock options, compensation expense is not recognized in the Consolidated Statements of Income with respect to the Company's options since the exercise price equals the fair values of the common stock at the grant data. Had compensation cost for the Company stock option plans been determined consistent with SFAS No. 123 (the grant data fair value of stock options is recognized as expense over the vesting period) and recorded in the Consolidated Statement of Income, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:


                                                                               YEARS ENDED DECEMBER 31
                                                                       -----------------------------------------
                                                                                2001                 2000
                                                                          -----------------    -----------------
                                                                        (In thousands, except per share data)

       NET INCOME:
            As reported                                                   $        28,630      $       31,126
            Pro forma                                                              26,331              29,861

       BASIC EARNINGS PER SHARE:
            As reported                                                   $          1.40      $         1.19
            Pro forma                                                                1.29                1.14

       DILUTED EARNINGS PER SHARE:
            As reported                                                   $          1.33      $         1.18
            Pro forma                                                                1.22                1.13


       The per share fair value of options granted in 2001 and 2000 was estimated using the Black-scholes option pricing model with assumptions used for grants issued during 2001 and 2000, respectively are as follows: dividend yield of 2.69% and 3.0%, expected volatility rate of 21.2% and 21.3%, risk-free interest rate of 4.3% and 4.7% and expected option life of 5.0 and 6.0 years.


                                       86                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


         The following table summarizes information about the Company's stock options at December 31, 2001:


                                                        Weighted-
                                                         Average           Weighted-                          Weighted
                                           Number       Remaining           Average                            Average
                                            Out-       Contractual          Exercise         Number           Exercise
                                          standing         Life              Price        Exercisable           Price
                                        -----------------------------------------------------------------------------------

         (Shares in thousands)

         Range of exercise prices:

         $16.00 - $18.06 per share           2,342            8.46      $      16.06             675      $      16.04

         $18.13 - $26.94 per share              32            9.32             22.19               -                 -
                                        -------------- --------------    --------------- ---------------   ----------------
                                             2,374            8.47      $     $16.15             675      $      16.04
                                        ============== ==============    =============== ===============   ================

(10)     INCOME TAXES

         The components of income tax expense are summarized as follows:


                                                                              YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                        2001             2000           1999
                                                                     ------------    -------------   ------------
                                                                                   (In thousands)

         Current tax expense (benefit):
           Federal                                                $     14,130   $      15,112    $      7,539
           State                                                             -               -             (98)
                                                                     ------------    -------------   ------------

              Total current                                             14,130          15,112           7,441
                                                                     ------------    -------------   ------------

         Deferred tax expense (benefit):
           Federal                                                        (814)            607          (5,728)
           State (including effect of valuation  allowance )                 -               -              98
                                                                     -------------   -------------   ------------

              Total deferred                                              (814)            607          (5,630)
                                                                     ------------    -------------   ------------

           Total income tax expense                               $     13,316   $      15,719    $      1,811
                                                                     ============    =============   ============


                                       87                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       Income tax expense of $13.3 million, $15.7 million and $1.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, differed from the amounts computed by applying the Federal income tax rate of 35% to pre-tax income as a result of the following:


                                                                              YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                        2001             2000           1999
                                                                     ------------    -------------   ------------
                                                                                   (In thousands)

       Statutory federal income tax                               $     14,681   $      16,396    $      1,608

       Increase (decrease) in tax rates resulting from:

            Nondeductible expense                                            -               -             589

            Dividend received deduction                                   (316)           (366)           (327)

            Tax  exempt interest                                          (444)           (349)            (34)

            Increase in cash surrender value of bank-owned
               life insurance                                           (1,092)             (8)              -

            Other, net                                                     487              46             (25)
                                                                     ------------    -------------   ------------

       Income tax expense                                         $     13,316   $      15,719    $      1,811
                                                                     ============    =============   ============


                                       88                          (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       The tax effects of temporary differences and tax carryforwards that give rise to deferred tax assets and liabilities are presented below:


                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                        2001             2000
                                                                                  ---------------   --------------
                                                                                           (In thousands)
       Deferred tax assets:
           Allowance for loan losses                                         $           3,941   $         3,836
           Postretirement benefits other than pensions                                     400               380
           Charitable contribution carryforward for tax purposes                         6,931             8,663
           Net operating loss carryforwards                                              1,761               850
           Stock options exercised                                                         677                 -
           Restricted stock awarded                                                      1,442                 -
           Other                                                                         2,823             1,447
                                                                                  ---------------   --------------
                 Total gross deferred tax assets                                        17,975            15,176

       Less valuation allowance                                                         (5,048)           (4,024)
                                                                                  ---------------   --------------

                 Deferred tax asset after valuation allowance                           12,927            11,152
                                                                                  ---------------   --------------

       Deferred tax liabilities:
           Net unrealized gains on securities available for sale                       (27,716)          (31,859)
           Net deferral of loan origination costs                                       (2,989)           (1,758)
           Bank premises and equipment, principally due to
              differences in depreciation                                                 (551)             (835)
           Excess of tax bad debt reserve over base year                                  (314)             (471)
           Pension plan                                                                   (565)             (382)
           Other                                                                          (113)             (127)
                                                                                  ---------------   --------------

                 Total gross deferred tax liabilities                                  (32,248)          (35,432)
                                                                                  ---------------   --------------

           Net deferred tax liability                                        $         (19,321)  $       (24,280)
                                                                                  ===============   ==============


       At December 31, 2001, the Company had charitable contribution carryforwards of $17.4 million which expire in 2004. The utilization of charitable contributions for any tax year is limited to 10% of taxable income without regard to charitable contributions, net operating losses, and dividends received deductions. A corporation is permitted to carry over to the five succeeding tax year's contributions that exceeded the 10% limitation, but deductions in those years are also subject to the maximum limitation. The Company also had state net operating loss carryforwards at December 31, 2001 of $36.1 million which principally expire in 2021.


                                       89                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       Management believes it is more likely than not that the reversal of deferred tax liabilities and results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance. As of December 31, 2001, 2000 and 1999, the Company had a valuation allowance of $2.5 million, $1.5 million, and $1.2 million, respectively, against its state deferred tax asset resulting from its creation of a Connecticut passive investment company in addition to other net deductible temporary differences. Under legislation that was enacted in 1998, Connecticut passive investment companies are not subject to the Connecticut Corporate Business Tax and dividends paid by the passive investment company to the Company are exempt from the Connecticut Corporate Business Tax. During 2001, the Company increased its valuation allowance by $1.0 million to offset an increase in the state deferred tax asset attributable to net deductible temporary differences and net operating loss carryforwards arising during the year. As of December 31, 2001 and 2000 the Company had a valuation allowance of $2.5 million against the charitable contribution carryforward. There was no increase in the allowance during 2001.

       For income tax purposes, a bad debt reserve is maintained equal to the excess of tax bad debt deductions over actual losses charged against the reserve. The Company's base-year tax bad debt reserve was $24.6 million and the related unrecognized deferred tax liability was approximately $8.6 million at December 31, 2001. A deferred tax liability has not been recognized for the base-year tax bad debt reserve, since the Company does not expect that the reserve will become taxable in the foreseeable future. Events that would result in the recapture of the pre-1988 tax bad debt reserves into taxable income include distributions to the Parent Company from the Bank in excess of the Bank's earnings and profits or the repurchase of any of the Bank's outstanding stock.

(11)   NET INCOME PER COMMON SHARE

       Net income per common share for the year ended December 31, 2001 and 2000 was computed as follows:


                                                                                  2001              2000
                                                                              -----------------------------
                                                                            (In thousands, except per share data)
                 Net income                                                  $   28,630      $       31,126

                 Weighted-average common shares outstanding                      20,447              26,211
                 Plus common stock equivalents                                    1,109                 151
                                                                               ---------      --------------
                 Diluted weighted-average common shares                          21,556              26,362
                                                                               =========      ==============

                 Net income per common share:
                       Basic                                                 $     1.40      $         1.19
                       Diluted                                                     1.33                1.18
                                                                               =========      ==============


       There were 5,000 and 18,500 anti-dilutive stock options not included in the computation of common stock equivalents because the options' exercise prices exceeded the average market price of the Company's common stock for 2001 and 2000, respectively.


                                       90                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


       Net income per common share data for the period of November 30, 1999 (the date of the Conversion) to December 31, 1999 is not meaningful due to the shortness of the period and, accordingly, has not been presented. Earnings per share data does not apply to periods prior to the Conversion, since the Bank was a mutual savings bank with no outstanding stock.

       As discussed more completely in note 17, on January 18, 2002, the Company completed its previously announced acquisition of American Bank of Connecticut. In conjunction with that acquisition the Company issued 3,208,715 common shares and converted outstanding vested American Bank options to 807,066 American Financial Holdings, Inc. options.

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

       The contract amounts of financial instruments with off-balance-sheet risk are as follows:


                                                                                    DECEMBER 31,
                                                                          2001           2000             1999
                                                                  --------------    --------------   -------------
                                                                                    (In thousands)
       Approved real estate loan commitments:
            Fixed rate                                        $        18,530   $         5,477   $        2,050
            Variable rate                                              60,877            17,036           20,371
       Approved consumer loan commitments                              11,713             3,193            5,069
       Approved commercial loan commitments                               955               143                -
       Unused portion of home equity lines of credit                  265,856           209,474          190,361
       Unused portion of construction loans                             7,809             7,251           16,003
       Unused checking overdraft lines of credit                          809             1,060              902


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


                                       91                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(13)   OTHER COMPREHENSIVE INCOME

       The following tables summarize components of other comprehensive income and the related tax effects for the years ended December 31, 2001, 2000 and 1999:


                                                                             YEAR ENDED DECEMBER 31, 2001
                                                                   --------------------------------------------------
                                                                      BEFORE
                                                                        TAX           INCOME TAX        NET-OF-TAX
                                                                      AMOUNT            EFFECT            AMOUNT
                                                                   --------------   ---------------   ---------------
                                                                                    (In thousands)
       Unrealized loss on available for sale securities:
           Unrealized holding losses arising during
              the period                                        $        (2,181)   $          870   $       (1,311)
           Reclassification adjustment for gains
              realized during the period                                 (8,212)            3,273           (4,939)
                                                                   --------------   ---------------   ---------------
              Other comprehensive loss                          $       (10,393)   $        4,143   $       (6,250)
                                                                   ==============   ===============   ===============

                                                                             Year ended December 31, 2000
                                                                   --------------------------------------------------
                                                                      Before
                                                                        tax           Income tax        Net-of-tax
                                                                      amount            effect            amount
                                                                   --------------   ---------------   ---------------
                                                                                    (In thousands)
       Unrealized gain on available for sale securities:
          Unrealized holding gains arising during
              the period                                        $         35,756   $      (14,257)  $       21,499
          Reclassification adjustment for gains
             realized during the period                                   (6,068)           2,419           (3,649)
                                                                   --------------   ---------------   ---------------
                    Other comprehensive income                  $         29,688   $      (11,838)  $       17,850
                                                                   ==============   ===============   ===============

                                                                             Year ended December 31, 1999
                                                                   --------------------------------------------------
                                                                      Before
                                                                       tax           Income tax         Net-of-tax
                                                                      amount           effect             Amount
                                                                   -------------   ----------------   ---------------
                                                                                    (In thousands)
       Unrealized loss on available for sale securities:
           Unrealized holding losses arising during
              the period                                        $       (16,088)  $         7,956   $       (8,132)
           Reclassification adjustment for gains
              realized during the period                                 (2,850)            1,410           (1,440)
                                                                   --------------  ----------------   ---------------
              Other comprehensive loss                          $       (18,938)  $         9,366   $       (9,572)
                                                                   ==============  ================   ===============


                                       92                            (Continued)

                      AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(14)  FOUNDATIONS

       In connection with the Conversion in 1999, the Company established American Savings Charitable Foundation (the "Charitable Foundation"). The Charitable Foundation was funded with 2,138,600 shares of the Company's common stock. The Charitable Foundation paid $21,386 and the Company contributed the remainder of the value for a total of $21.4 million. The Charitable Foundation makes grants and donations to non-profit and community groups in the community served by the Company. The Charitable Foundation is exempt by statute from federal income taxes under applicable provisions of the Internal Revenue Code.

       In 1995, the Bank established the American Savings Bank Foundation, Inc. (the "Foundation"). The Foundation was organized for charitable purposes and is exempt by statute from federal income taxes under applicable provisions of the Internal Revenue Code. The Bank has made annual contributions to the Foundation subject to the determination of its Board of Directors. In 1999, the Bank funded a 1998 contribution amounting to $212,000. In 1998, the Bank contributed $3.6 million to the Foundation, of which $2.3 million was for the 1998 contribution and $1.3 million represented a Board designated contribution for 1999. The contributions to the Foundation in 1999 and 1998 were made primarily in the form of investment securities. The Company did not make any contributions to the Foundation in 2000 and 2001.

       On November 28, 2000, the Boards of Directors of the Charitable Foundation and the Foundation voted to approve a merger of the two organizations effective December 31, 2000. The resulting organization was re-named the American Savings Foundation.

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

                        December 31, 2001, 2000 and 1999


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

       The fair values of the Company's commitments to extend credit approximate their carrying amounts, which are insignificant at December 31, 2001 and 2000.

       The following are the carrying amounts and estimated fair values of the Company's financial assets and liabilities, none of which were held for trading purposes:


                                                                                 DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                                  2001                                 2000
                                                    ---------------------------------    ---------------------------------
                                                      CARRYING          ESTIMATED          Carrying          Estimated
                                                       AMOUNTS         FAIR VALUES          Amounts         fair values
                                                    --------------    ---------------    --------------    ---------------
                                                                                (In thousands)

       FINANCIAL ASSETS
       Cash and due from banks                   $       22,133    $       22,133     $       17,314    $       17,314
       Federal funds sold                                17,050            17,050             11,740            11,740
       Investment securities available
           for sale                                     311,293           311,293            351,211           351,211
       Mortgage-backed securities
           available for sale                           225,101           225,101            255,270           255,270
       Federal Home Loan Bank stock                      17,279            17,279             12,194            12,194
       Loans, net                                     1,214,847         1,253,420          1,151,048         1,158,166
       Accrued interest receivable                       11,120            11,120             13,012            13,012

       FINANCIAL LIABILITIES
       Regular savings                                  225,659           225,659            202,564           202,564
       NOW, money market,
           and demand deposits                          220,951           220,951            171,626           171,626
       Time deposits                                    677,639           687,462            752,146           755,343
       Mortgagors' escrow and other
           deposits                                      27,505            27,505             19,554            19,554
       Federal Home Loan Bank
           advances                                     301,444           307,264            167,944           168,283
       Securities repurchase
           agreements                                    10,000            11,385             10,000            10,783
       Accrued interest payable on
           deposits and borrowings                        1,855             1,855              1,622             1,622


                                       94                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(16)   PARENT COMPANY ONLY FINANCIAL INFORMATION

       The Parent Company began operations on November 30, 1999 in conjunction with the Bank's mutual-to-stock conversion and the Parent Company's subscription and direct community offering of its common stock. The following represents the Parent Company's balance sheets as of December 31, 2001 and 2000, and the statements of income and cash flows for the year ended December 31, 2001, 2000 and the period from November 30, 1999 through December 31, 1999.


                                                                         DECEMBER 31,        December 31,
       BALANCE SHEETS                                                        2001                2000
                                                                      -----------------     ----------------
                                                                                   (In thousands)
       ASSETS

       Cash and cash equivalents                                   $           16,149   $           100,361
       Investment in American Savings Bank                                    369,746               409,787
       Investment securities available for
           sale (at fair value)                                                 4,007                 2,697
       Due from subsidiary                                                      1,445                     -
       Deferred tax asset                                                       6,105                13,668
       Other assets                                                                67                   248
                                                                      -----------------     ----------------

             Total assets                                          $          397,519   $           526,761
                                                                      =================     ================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Total liabilities                                          $            2,572   $            12,794
       Stockholders' equity                                                   394,947               513,967
                                                                      -----------------     ----------------

              Total liabilities and stockholders'
                equity                                             $          397,519   $           526,761
                                                                      =================     ================


                                       95                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


                                                                                                           For the period
                                                                                                          November 30, 1999
                                                    YEAR-ENDED                  Year-ended                     through
STATEMENTS OF INCOME                             DECEMBER 31, 2001           December 31, 2000            December 31, 1999
                                              ------------------------    ------------------------     ------------------------
                                                                               (In thousands)

Interest income                              $                1,167       $               2,841       $                   92
Dividend income                                                 121                         113                            -
Contribution of common stock
  to the Charitable Foundation                                    -                           -                      (21,365)
Salaries and employee benefits                               (5,366)                     (4,242)                           -
Other expenses                                                 (694)                       (535)                        (779)
                                              ------------------------    ------------------------     ------------------------
Loss before income taxes and
  undistributed loss of American
  Savings Bank                                               (4,772)                     (1,823)                     (22,052)
Income tax benefit\(expense)                                  1,711                        (122)                       7,478
                                              ------------------------    ------------------------     ------------------------
Loss before undistributed loss of
  American Savings Bank                                      (3,061)                     (1,945)                     (14,574)
Undistributed income/(loss) of
  American Savings Bank                                      31,691                      33,071                       (1,942)
                                              ------------------------    ------------------------     ------------------------
Net income/(loss)                            $               28,630       $              31,126       $              (16,516)
                                              ========================    ========================     ========================


                                       96                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


                                                                                        YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                        2001               2000              1999
                                                                            --------------     -------------     --------------
                                                                                            (In thousands)

Operating activities:
  Net income (loss):                                                     $        28,630   $        31,126   $        (16,516)
    Adjustments to reconcile net income (loss) to each
      provided by operating activities:
    Contribution of common stock to the Charitable
      Foundation                                                                       -                 -             21,365
    Undistributed (income)/loss of American Savings Bank                         (31,691)          (33,071)             1,942
      (Decrease) increase in other liabilities                                   (10,222)            6,275              6,519
      (Increase) decrease in other assets                                         (1,264)             (246)                (3)
      Decrease (increase) in deferred tax asset                                    7,148                 -            (13,767)
      Distribution of ESOP shares                                                  2,745             1,845                706
                                                                            --------------     -------------     --------------
             Net cash (used) provided by operating activities                     (4,654)            5,929                246
                                                                            --------------     -------------     --------------
Investing activities:
  Distribution from (investment in) bank subsidiary                               64,859            60,274           (130,518)
  Purchase of investment securities available for sale                              (275)           (2,450)                 -
                                                                            --------------     -------------     --------------
              Net cash (used) provided by investing activities                    64,584            57,824           (130,518)
                                                                            --------------     -------------     --------------
Financing activities:
  Net proceeds from stock offering                                                     -                 -            260,986

  Net proceeds from issuance of common stock to Charitable
    Foundation                                                                         -                 -                 21
  Net shares issued for stock option plan                                          7,686                 -                  -
  Acquisition of common stock by ESOP                                                  -                 -            (25,661)
  Acquisition of common stock for stock-based compensation
    plans                                                                              -                 -             (1,755)
  Obligation to stock-based deferred compensation plans                             (188)               82              1,595
  Purchase of treasury stock                                                    (137,873)          (56,707)                 -
  Cash dividends paid                                                            (13,767)          (11,681)                 -
                                                                            --------------     -------------     --------------
                 Net cash (used) provided by financing activities               (144,142)          (68,306)           235,186
                                                                            --------------     -------------     --------------

Net (decrease) increase in cash and cash equivalents                             (84,212)           (4,553)           104,914

Cash and cash equivalents at beginning of period                                 100,361           104,914                  -
                                                                            --------------     -------------     --------------

Cash and cash equivalents at end of period                               $        16,149    $      100,361   $        104,914
                                                                            ==============     =============     ==============


                                       97                            (Continued)

                        AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(17)   RECENT ACQUISITION

       Following the close of business on January 18, 2002, the Parent Company completed the acquisition of American Bank of Connecticut, a state chartered savings bank, with American Bank of Connecticut merging into American Savings Bank. American Bank of Connecticut with assets of approximately $900 million, was headquartered in Waterbury, Connecticut and operated 17 branches in the cities of Waterbury, Torrington and contiguous towns. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." The Company acquired all of the outstanding common stock of American Bank of Connecticut for approximately $159.6 million ($73.8) million in cash and $85.8 million in common stock and options), excluding transaction costs.


                                       98                            (Continued)

                       AMERICAN FINANCIAL HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999


(18)   SELECTED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

       The following table presents quarterly financial information of the Company for 2001 and 2000:


                                                                  FIRST          SECOND          THIRD           FOURTH
                                                                 QUARTER        QUARTER         QUARTER         QUARTER
                                                              ------------    -----------     -----------    -------------
                                                                                       (In thousands)

     2001
     Interest and dividend income                          $     31,445     $     30,377   $      30,247   $     28,959
     Interest expense                                            15,593           15,691          15,313         14,643
                                                               ------------    -----------     -----------    -------------

     Net interest income before provision for loan losses        15,852           14,686          14,934         14,316
     Provision for loan losses                                      300              100              50              -
                                                               ------------    -----------     -----------    -------------

     Net interest income after provision for loan losses         15,552           14,586          14,884         14,316
     Non-interest income                                          3,677            6,589           3,941          4,447
     Non-interest expense                                         8,238           10,522           8,681          8,605
                                                               ------------    -----------     -----------    -------------

     Income before income taxes                                  10,991           10,653          10,144         10,158
     Income taxes                                                 3,541            3,403           3,110          3,262
                                                               ------------    -----------     -----------    -------------

     Net income                                            $      7,450     $      7,250   $       7,034   $      6,896
                                                               ============    ===========     ===========    =============
     Net income per common share:
       Basic                                               $       0.32     $       0.35   $        0.37   $       0.38
       Diluted                                             $       0.31     $       0.34   $        0.34   $       0.35
                                                               ============    ===========     ===========    =============

     2000
     Interest and dividend income                          $     31,092     $     31,730   $      32,343   $     32,458
     Interest expense                                            14,408           14,478          15,465         15,580
                                                               ------------    -----------     -----------    -------------

     Net interest income before provision for loan losses        16,684           17,252          16,878         16,878
     Provision for loan losses                                      550              570             400            375
                                                               ------------    -----------     -----------    -------------

     Net interest income after provision for loan losses         16,134           16,682          16,478         16,503
     Non-interest income                                          2,847            3,046           3,257          2,944
     Non-interest expense                                         7,259            7,101           8,272          8,414
                                                               ------------    -----------     -----------    -------------

     Income before income taxes                                  11,722           12,627          11,463         11,033
     Income taxes                                                 4,147            4,240           3,833          3,499
                                                               ------------    -----------     -----------    -------------

     Net income                                            $      7,575     $      8,387   $       7,630   $      7,534
                                                               ============    ===========     ===========    =============

     Net income per common share:
       Basic                                               $       0.28     $      0.31    $        0.30   $       0.30
       Diluted                                             $       0.28     $      0.31    $        0.29   $       0.30
                                                               ============    ===========     ===========    =============