Form 10-Q
period 2002-03-31
AMERICAN FINANCIAL HOLDINGS INC
filed 2002-05-15
CIK 1095862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended March 31, 2002 or

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

Yes [X ]                   No [  ]


                      Common Stock Par Value $.01 Per Share
                    23,261,597 Outstanding as of May 08, 2002

                                      INDEX
                                      -----


Part I.  Financial Information

         Item 1. Interim Financial Statements                                                             Page

                 Consolidated Balance Sheets as of March 31, 2002 (unaudited) and                            1
                   December 31, 2001 (unaudited)

                 Consolidated Statements of Income (unaudited) for the Three Months                          2
                   Ended March 31, 2002 and March 31, 2001

                 Consolidated Statements of Cash Flows (unaudited) for the Three Months                      3
                   Ended March 31, 2002 and March 31, 2001

                 Notes to Unaudited Interim Consolidated Financial Statements                                4

         Item 2. Management's Discussion and Analysis of Consolidated Financial                             11
                   Condition and Results of Operations

         Item 3. Qualitative and Quantitative Disclosures about Market Risk                                 19

Part II. Other Information

         Item 1. Legal Proceedings                                                                          20

         Item 2. Changes in Securities and Use of Proceeds                                                  20

         Item 3. Defaults Upon Senior Securities                                                            20

         Item 4. Submission of Matters to a Vote of Security Holders                                        20

         Item 5. Other Information                                                                          20

         Item 6. Exhibits and Reports on Form 8-K                                                           21

Signatures                                                                                                  21

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                      March 31, 2002        December 31, 2001
                                                                                      --------------        -----------------
                                                                                  (In thousands, except share and per share data)

                                       ASSETS

Cash and due from banks:
   Non-interest bearing                                                                    $    28,569              $    20,903
   Interest bearing                                                                                 31                    1,230
                                                                                           -----------              -----------
      Total cash and due from banks                                                             28,600                   22,133
Federal funds sold                                                                              67,200                   17,050
                                                                                           -----------              -----------
   Cash and cash equivalents                                                                    95,800                   39,183

Investment securities available for sale, at fair value (note 2)                               348,984                  311,293
Mortgage-backed securities available for sale, at fair value (note 2)                          532,917                  225,101
Loans, less allowance for loan losses of $19,348 at March 31, 2002 and
   $10,624 at December 31, 2001                                                              1,601,242                1,214,847
Accrued interest and dividends receivable on investments                                         7,932                    6,076
Accrued interest receivable on loans                                                             7,384                    5,044
Federal Home Loan Bank stock                                                                    27,629                   17,279
Bank premises and equipment, net                                                                17,541                   13,490
Real estate owned                                                                                   51                       77
Cash surrender value of life insurance                                                          82,020                   63,144
Goodwill                                                                                        85,947                        -
Core deposit intangible, net                                                                    15,025                        -
Other assets                                                                                    12,192                    5,062
                                                                                           -----------              -----------
   Total assets                                                                            $ 2,834,664              $ 1,900,596
                                                                                      =================        =================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                   $ 1,900,152              $ 1,124,249
Mortgagors' escrow and other deposits                                                           20,874                   27,505
FHLB advances and other borrowings                                                             407,794                  311,444
Deferred income tax liability, net                                                              12,453                   19,321
Accrued interest payable on deposits and FHLB advances                                           2,750                    1,855
Other liabilities                                                                               29,838                   21,275
                                                                                           -----------              -----------
   Total liabilities                                                                         2,373,861                1,505,649

Stockholders' Equity
   Preferred stock, $.01 par value; authorized 10,000,000 shares,
      none issued                                                                                    -                        -
   Common stock, $.01 par value; authorized 120,000,000 shares,
      28,871,100 shares issued at both March 31, 2002 and December 31, 2001                        289                      289
   Additional paid-in capital                                                                  304,998                  285,953
   Unallocated common stock held by ESOP (2,133,484 shares)                                    (22,386)                 (22,386)
   Stock-based compensation                                                                       (260)                    (266)
   Treasury stock                                                                             (138,598)                (188,746)
   Retained earnings                                                                           280,351                  278,315
   Accumulated other comprehensive income                                                       36,409                   41,788
                                                                                           -----------              -----------
                                                                                               460,803                  394,947
                                                                                           -----------              -----------
   Total liabilities and stockholders' equity                                              $ 2,834,664              $ 1,900,596
                                                                                      =================        =================


  See accompanying notes to unaudited interim consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)                                                                        For the Three Months Ended March 31
                                                                                   -----------------------------------
                                                                                        2002                     2001
                                                                                  ----------------        ----------------
                                                                                (In thousands, except per share data)

Interest and dividend income:
   Real estate mortgage loans                                                     $        17,107         $        14,898
   Commercial loans                                                                         2,587                       7
   Consumer loans                                                                           5,233                   6,703
   Mortgage-backed securities                                                               6,174                   4,259
   Federal funds sold                                                                         314                     270
   Investment securities:
      Interest-taxable                                                                      3,207                   4,050
      Interest-tax exempt                                                                     541                     375
      Dividends                                                                             1,404                     883
                                                                                  ---------------         ---------------
         Total interest and dividend income                                                36,567                  31,445

Interest expense:
   Deposits                                                                                12,357                  12,164
   Federal Home Loan Bank advances and other short-term borrowings                          4,956                   3,429
                                                                                  ---------------         ---------------
      Total interest expense                                                               17,313                  15,593

      Net interest income before provision for loan losses                                 19,254                  15,852

   Provision for loan losses                                                                  -                       300
                                                                                  ---------------         ---------------
      Net interest income after provision for loan losses                                  19,254                  15,552

Non-interest income:
   Service charges and fees                                                                 1,633                     989
   Investment commissions and advisory fees                                                   596                     469
   Net gain on sale of investment securities                                                1,374                   1,320
   Increase in cash surrender value of life insurance                                         862                     793
   Other                                                                                      119                     106
                                                                                  ---------------         ---------------
      Total non-interest income                                                             4,584                   3,677

Non-interest expense:
   Salaries and employee benefits                                                           6,478                   4,789
   Occupancy expense                                                                          955                     692
   Furniture and fixture expense                                                              605                     424
   Outside services                                                                           993                     742
   Advertising                                                                                595                     423
   One-time merger expenses                                                                 2,900                       -
   Amortization of core deposit intangible                                                    572                       -
   Other                                                                                    1,450                   1,168
                                                                                  ---------------         ---------------
      Total non-interest expense                                                           14,548                   8,238

Income before income taxes                                                                  9,290                  10,991

Income taxes                                                                                3,010                   3,541
                                                                                  ---------------         ---------------
      Net income                                                                          $ 6,280                 $ 7,450
                                                                                 =================       =================

Basic earnings per share                                                                     0.30                    0.32
Diluted earnings per share                                                                   0.28                    0.31

Dividends per share                                                                          0.18                   0.165


See accompanying notes to unaudited interim consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                             For the three months ended
                                                                                                      March 31,
                                                                                      -----------------------------------------
                                                                                           2002                      2001
                                                                                      ---------------           ---------------
                                                                                                   (In thousands)

Operating activities:
   Net income                                                                         $         6,280           $         7,450
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                                                -                         300
         Amortization of core deposit intangible                                                  572
         Depreciation and amortization of bank premises and equipment                             691                       468
         Net amortization (accretion) of discounts                                                  2                      (413)
         Amortization (Accretion) of fair market adjustments from American
            Bank acquisition:
            Loans                                                                                  14                       -
            Time Deposits                                                                        (162)                      -
            Federal Home Loan Bank advances                                                      (347)                      -
         Gain on sale of investment securities available for sale                              (1,374)                   (1,320)
         (Increase) decrease in net deferred loan origination costs                            (2,458)                       65
         (Gain) loss on sale of loans                                                              (4)                        5
         Net gain on disposition of real estate owned                                             (46)                      (27)
         Gain on disposal of fixed assets                                                          (1)                      -
         Increase in deferred income tax expense                                               (5,169)                      -
         Tax benefit from exercise of nonqualified stock options                                  979                       -
         Changes in operating assets and liabilities, net of amounts acquired:
               (Increase) decrease in accrued interest and dividends receivable                  (609)                      330
               Decrease in other assets                                                         1,520                       615
               Increase in other liabilities                                                   15,300                     4,331
               Increase in cash surrender value of life insurance                                (862)                     (792)
                                                                                      ---------------           ---------------
               Net cash provided by operating activities                                       14,326                    11,012
                                                                                      ---------------           ---------------

Investing activities:
   Investment securities available for sale:
      Purchases                                                                                (9,347)                  (11,985)
      Principal paydowns                                                                          495                         -
      Proceeds from sales                                                                      14,242                     2,622
      Proceeds from maturities                                                                 15,000                     4,500
   Mortgage-backed securities available for sale
      Purchases                                                                              (105,921)                        -
      Principal paydowns                                                                       39,622                     5,210
      Proceeds from sales                                                                         -                       1,538
   Proceeds from sale of loans                                                                  5,446                       140
   Net decrease in loans (originations less repayments)                                        23,206                       817
   Purchases of Federal Home Loan Bank stock                                                     (650)                     (509)
   Purchases of bank premises and equipment                                                      (710)                     (216)
   Proceeds from the sales of real estate owned                                                   357                         -
   Disposition of fixed assets from the American Bank acquisition                               1,000                         -
   Proceeds from the sales of bank premises and equipment                                           3                         -
   Acquisition of American Bank, net of cash acquired                                          45,331
   Purchase of single premium bank owned life insurance                                           -                     (15,000)
                                                                                      ---------------           ---------------
         Net cash provided (used) by investing activities                                      28,074                   (12,883)
                                                                                      ---------------           ---------------

Financing activities:
   Increase (decrease) in deposits                                                             53,924                    (4,018)
   Decrease in mortgagors' escrow and other deposits                                           (6,546)                     (746)
   Advances from the Federal Home Loan Bank                                                    66,198                   182,500
   Repayments of advances from the Federal Home Loan Bank                                     (76,501)                 (108,000)
   Cash dividends paid                                                                         (4,244)                   (4,277)
   Net release (acquisition) of common stock for stock-based compensation                           6                      (108)
   Purchases of treasury stock                                                                (21,547)                  (59,188)
   Proceeds from issuance of shares for exercise of stock options                               2,927                     1,025
                                                                                      ---------------           ---------------
         Net cash provided by financing activities                                             14,217                     7,188
                                                                                      ---------------           ---------------

Increase in cash and cash equivalents                                                          56,617                     5,317

Cash and cash equivalents at beginning of period                                               39,183                    29,054
                                                                                      ---------------           ---------------

Cash and cash equivalents at end of period                                            $        95,800           $        34,371
                                                                                      ================          ================

Supplemental information:
   Cash paid during the period:

      Income taxes                                                                    $           877           $           -
      Interest on deposits and borrowings                                                      16,418                    14,980
   Transfers of loans to real estate owned                                                        112                       242


See accompanying notes to unaudited interim consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS AND ACQUISITION

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

       On January 18, 2002, the Company through its subsidiary, American Savings Bank completed its acquisition of American Bank of Connecticut ("American Bank") by acquiring all of the outstanding common stock of American Bank for approximately $162.0 million in stock and cash (see Note 5).

       BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and notes thereto included in the Company's 2001 annual report filed on Form 10-K. The consolidated financial statements include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation. In preparing the unaudited interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term include the determination of the allowance for loan losses.

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

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


 (2)   INVESTMENT AND MORTGAGE-BACKED SECURITIES

       The Company classified all investment and mortgage-backed securities as available for sale as of March 31, 2002 and December 31, 2001. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment and mortgage-backed securities at March 31, 2002 and December 31, 2001 are as follows:



                                                                              MARCH 31, 2002
                                                 -------------------------------------------------------------------------
                                                                              GROSS             GROSS            ESTIMATED
                                                       AMORTIZED            UNREALIZED        UNREALIZED           FAIR
                                                         COST                 GAINS             LOSSES             VALUE
                                                    ---------------     -------------    ---------------    ---------------
                                                                              (In thousands)

   Investment securities:
       U.S. Treasury notes                        $         5,019     $         351    $            --     $         5,370
       U.S. Government agencies                            19,788             1,058                 --              20,846
       Corporate bonds and notes                          131,765             4,162                 (2)            135,925
       Asset-backed securities -
         U.S. Government agencies                           3,982                84                 --               4,066
       Municipal bonds                                     57,270             1,972               (715)             58,527
       Trust preferred                                     39,667             1,483               (147)             41,003
       Marketable equity securities                        35,594            48,015               (362)             83,247
                                                    ---------------     ------------     ---------------     --------------

           Total investment securities                    293,085            57,125             (1,226)            348,984
                                                    ---------------     ------------     ---------------     --------------

   Mortgage-backed securities:
       U.S. Government and agency                         361,865             3,074             (2,218)            362,721
       U.S. Agency issued collateralized
         mortgage obligations                             166,396             4,293               (493)            170,196
                                                    ---------------     ------------     ---------------     --------------

           Total mortgage-backed securities               528,261             7,367             (2,711)            532,917
                                                    ---------------     ------------     ---------------     --------------

           Total available for sale               $       821,346     $      64,492    $        (3,937)    $       881,901
                                                    ===============     ============     ===============     ==============

At March 31, 2002, the net unrealized gain on securities available for sale of $60.6 million, net of income taxes of $24.2 million, is shown as accumulated other comprehensive income of $36.4 million in stockholders' equity.

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)




                                                                              DECEMBER 31, 2001
                                                    ----------------------------------------------------------------------
                                                                          GROSS              GROSS            ESTIMATED
                                                       AMORTIZED        UNREALIZED         UNREALIZED           FAIR
                                                         COST             GAINS              LOSSES             VALUE
                                                    --------------     -------------     ---------------     -------------
                                                                              (In thousands)

   Investment securities:
       U.S. Treasury notes                        $        5,020      $         438    $          --       $        5,458
       U.S. Government agencies                           19,779              1,367               --               21,146
       Corporate bonds                                   146,026              5,771               (1)             151,796
       Municipal bonds                                    45,054              2,242             (158)              47,138
       Trust preferred stock                              26,346              1,398               --               27,744
       Marketable equity securities                        7,128             51,185             (302)              58,011
                                                    --------------      ------------     ---------------     -------------

           Total investment securities                   249,353             62,401             (461)             311,293
                                                    --------------      ------------     ---------------     -------------

   Mortgage-backed securities:
         U.S. Government and agency                      101,314              2,924               --              104,238
         U.S. Agency issued collateralized
            mortgage obligations                         116,223              4,640               --              120,863
                                                    --------------      ------------     ---------------     -------------

           Total mortgage-backed securities              217,537              7,564               --              225,101
                                                    --------------      ------------     ---------------     -------------

           Total available for sale               $      466,890      $      69,965    $        (461)      $      536,394
                                                    ==============      ============     ===============     =============

       At December 31, 2001, the net unrealized gain on securities available for sale of $69.5 million, net of income taxes of $27.7 million, is shown as accumulated other comprehensive income of $41.8 million in stockholders' equity.

(3)    COMPREHENSIVE INCOME

       The following tables represent components (and the related tax effects) of other comprehensive loss for the three-month period ended March 31, 2002 and 2001.


                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 2002
                                                                    ---------------------------------------------------
                                                                           BEFORE
                                                                             TAX             INCOME TAX        NET-OF-TAX
                                                                           AMOUNT              EFFECT            AMOUNT
                                                                           ------              ------            ------
                                                                                          (In thousands)

    Unrealized loss on available for sale securities:
       Unrealized holding loss arising during
         the period                                                  $   (7,575)      $       3,022        $    (4,553)
       Reclassification adjustment for net gains realized
         during the period                                               (1,374)                548               (826)

                                                                       ------------     ----------------    -------------
         Other comprehensive loss                                    $   (8,949)      $       3,570        $    (5,379)
                                                                       ============     ================    =============

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)

       Total comprehensive income was $901,000 for the three-month period ended March 31, 2002.


                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 2001
                                                                    ---------------------------------------------------
                                                                           BEFORE
                                                                             TAX             INCOME TAX        NET-OF-TAX
                                                                           AMOUNT              EFFECT            AMOUNT
                                                                           ------              ------            ------
                                                                                          (In thousands)

    Unrealized loss on available for sale securities:
       Unrealized holding loss arising during
        the period                                                     $       (869)    $           347     $       (522)
       Reclassification adjustment for gains realized
        during the period                                                    (1,320)                527             (793)

                                                                         ------------     ----------------    -------------
         Other comprehensive loss                                      $     (2,189)    $           874     $     (1,315)
                                                                         ============     ================    =============


    Total comprehensive income was $6.1 million for the three-month period ended March 31, 2001.

(4)    EARNINGS PER SHARE

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

       The weighted-average shares and earnings per share for the three-month periods ended March 31 are detailed in the table below (in thousands, except per share data).

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                             2002       2001
                                                                           --------   --------
    Net income                                                            $   6,280  $  7,450
    Weighted-average common shares outstanding                               20,996    23,588
    Diluted weighted-average common shares                                   22,162    24,157
    Net income per common share:
         Basic                                                                 0.30      0.32
         Diluted                                                               0.28      0.31

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                  (Unaudited)


       There were 5,500 anti-dilutive stock options in the three month period ended March 31, 2002 not included in the computation of diluted shares because the options' exercise prices exceeded the average market price of the Company's common stock for the period. There were no anti-dilutive stock options in the three-month period ended March 31, 2001.

(5)    RECENT ACQUISITION

       Following the close of business on January 18, 2002, the Parent Company completed the acquisition of 100% of the voting stock of American Bank of Connecticut, a state chartered savings bank, with American Bank of Connecticut merging into American Savings Bank. American Bank of Connecticut was headquartered in Waterbury, Connecticut and operated 17 branches in the cities of Waterbury, Torrington and contiguous towns. The Company issued 3,208,715 shares from treasury and acquired all of the outstanding common stock of American Bank of Connecticut for approximately $162.0 million ($73.8 million in cash and $88.2 million in common stock and options), excluding transaction costs. As defined in the Agreement and Plan of Merger dated July 18, 2001 between the Company and American Bank of Connecticut the shareholders of American Bank received
       1.304 shares of American Financial Holding stock for every share of American Bank stock which was based on a purchase price of $30.00 per share and an American Financial share price of $23.01 at the date of the announcement. American Bank of Connecticut's results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

       The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The allocation of the purchase price is as follows (in thousands):

           Cash and cash equivalents                                 $      128,543
           Investments securities                                           309,927
           Loans, less allowance for loan losses                            413,094
           Federal Home Loan Bank stock                                       9,700
           Cash surrender value of life insurance                            18,014
           Goodwill                                                          85,947
           Core Deposit intangible                                           15,597
           Other assets                                                      19,024
           Deposits                                                       (726,193)
           Federal Home Loan Bank advances and other borrowings           (110,697)
           Other liabilities                                                (1,395)
                                                                       -------------
                Total purchase price                                 $      161,561
                                                                       =============

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                  (Unaudited)



       The goodwill associated with the acquisition of American Bank of Connecticut is not tax deductible.

       The core deposit intangible is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense of the core deposit intangible was $572,000 for the three months ended March 31, 2002, and accumulated amortization was $572,000 at March 31, 2002. Estimated annual amortization expense of the core deposit intangible asset, absent any impairment charge in estimated useful lives is summarized as follows for the remainder of this year and for each of the next five years:

                   For the years ended December 31,
                   2002 (remaining nine months)               $           2,127
                   2003                                                   2,566
                   2004                                                   2.282
                   2005                                                   1,999
                   2006                                                   1,715
                   2007                                                   1,432
                                                                  --------------
                    Total                                                12,121
                                                                  ==============


       The following supplemental pro forma information is presented for three months ended March 31, 2001, assuming American Bank of Connecticut had been acquired as of January 1, 2001. Because the acquisition of American Bank of Connecticut was completed near the beginning of the three-month period ended March 31, 2002, no supplemental pro forma information for that period is presented.

                                                                                For The Three
                                                                                 Months Ended
                                                                                March 31, 2001
                                                                          ---------------------------
                                                                             (in thousands, except
                                                                          share and per share amounts)
        Interest income                                                       $               45,246
        Interest expense                                                                      25,063
                                                                              -----------------------
           Net interest income before provision for loan losses                               20,363
        Provision for loan losses                                                                400
        Non-interest income                                                                    5,459
        Non-interest expense                                                                  14,602
                                                                              -----------------------
           Income before income taxes                                                         10,820
        Income taxes                                                                           3,347
                                                                              -----------------------
           Net income                                                         $                7,472
                                                                              =======================

        Net income per common share-diluted                                   $                 0.27

        Diluted weighted-average common shares                                            27,365,927

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                  (Unaudited)


(6)    ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Among other things, SFAS No. 141 requires the use of the purchase method to account for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed annually for impairment. Amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end entities, such as the Company, was January 1, 2002. Intangible assets other than goodwill (such as core deposit intangibles) are amortized to expense over their estimated useful lives. SFAS No. 142 applies to goodwill and other intangible assets acquired after June 30, 2001 and accordingly, was applied by the Company upon its acquisition of American Bank of Connecticut as described in note 5. Prior to the adoption of SFAS No. 142, the Company had no goodwill or intangible assets.

       SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk free interest rate in effect when the liability was initially recognized. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier adoption is permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

       SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of, and is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this statement are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

PART I. ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in the financial condition and results of operations at and for the three months ended March 31, 2002 and 2001, and should be read in conjunction with American Financial Holdings, Inc.'s (the "Company") Unaudited Interim Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that are based on assumptions and may contain descriptions of plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results accurately or the actual operations of the Company are effected by many factors which include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, real estate values in the Company's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. Except as required by applicable law or regulation the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

ACQUISITION OF AMERICAN BANK OF CONNECTICUT

On January 18, 2002, the Company completed its acquisition of American Bank of Connecticut in a transition accounted for under the purchase method of accounting by acquiring all of the outstanding common stock of American Bank of Connecticut for approximately $162.0 million in stock and cash. Accordingly, the assets and liabilities of American Bank of Connecticut are reflected in the Company's consolidated balance sheet at March 31, 2002. The results of operations of American Bank of Connecticut for the three months ended March 31, 2001 are not included in the consolidated statement of income for that period. American Bank of Connecticut's results of operations are included in the consolidated statement of income for the three months ended March 31, 2002 from the acquisition date forward and are included in the accompanying discussion of the comparison of operating results for the three months ended March 31, 2002 and 2001.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001.

Total assets at March 31, 2002 were $2.83 billion representing an increase of $934.1 million, or 49.1%, over the December 31, 2001 level of $1.90 billion. The American Savings Bank's (the "Bank") Tier 1 leverage capital ratio was 9.05% at March 31, 2002 compared to 17.7% at December 31, 2001. The Bank's total risk based capital ratio was 14.2% at March 31, 2002 compared to 31.3% at December 31, 2001, and the Company's capital to assets ratio was 16.3% and 20.8% at March 31, 2002 and December 31, 2001, respectively. The reduction in these capital ratios from December 31, 2001 to March 31, 2002 was due primarily to the acquisition of American Bank of Connecticut and stock repurchases.

The increase in assets was primarily due to the acquisition of American Bank of Connecticut, which added approximately $920.0 million in assets.

Cash and cash equivalents increased $56.6 million from $39.2 million at December 31, 2001 to $95.8 million at March 31, 2002 due primarily to an increase of $50.2 million in federal funds sold from $17.1 million at December 31, 2001 to $67.2 million at March 31, 2002. This increase was primarily due to $128.5 million in cash and cash equivalents received from the American Bank of Connecticut acquisition, offset by the $73.8 million in cash paid to the American Bank of Connecticut shareholders.

Investment securities available for sale increased $37.7 million from $311.3 million at December 31, 2001 to $349.0 million at March 31, 2002 due primarily to $67.6 million in securities acquired from the acquisition of American Bank of Connecticut, partially offset by the maturities and sales of $29.7 million of those securities to reposition the Company's security portfolio. The Company sold $9.0 million in trust preferred securities acquired in the American Bank acquisition and sold $8.6 million in equity securities. The proceeds from these sales were invested in higher credit quality U.S. Agency mortgage-backed securities, which also have more liquidity than trust preferred securities. Additionally, $12.0 million of corporate bonds matured and were reinvested primarily in U.S. Agency mortgage-backed securities. Mortgage-backed securities increased $307.8 million to $532.9 million at March 31, 2002 from $225.1 million at December 31, 2001 due to $244.2 million in mortgage-backed securities acquired from the acquisition and the additional purchase of approximately $105.9 million, primarily U. S. Agency 5/1 ARMS and CMOs with stable average lives of 2-4 years, partially offset by $40.8 million of principal payments. The purchases were made to reposition the Company's portfolio and utilize some of the cash acquired from American Bank of Connecticut. The investment securities and mortgage-backed securities acquired from the American Bank of Connecticut acquisition totaled $311.8 million and were offset by $1.9 million of American Bank of Connecticut stock held by the Company.

The increase of $386.4 million in net loans from $1.21 billion at December 31, 2001 to $1.60 billion at March 31, 2002 was driven primarily by the acquisition. Approximately $413.1 million in loans (net of the allowance for loan losses and a premium of $383,000 established in marking to market the American Bank of Connecticut loans) were acquired from the acquisition of American Bank of Connecticut. These loans were comprised of $245.1 million in mortgage loans, $134.7 million in commercial loans and $32.9 million in consumer loans. Additionally, the Company originated approximately $180.9 million in loans during the first quarter primarily due to the high level of refinance activity and an advertising campaign promoting home equity loans. These increases were partially offset by heavy refinance activity on mortgage loans during the first two months of 2002. Refinancing activity was down significantly in March 2002. If interest rates should remain at current levels (at the end of April 2002) or move higher, refinancing activity would then be expected to have much less of an impact on restraining loan growth in future quarters.

The increase in Federal Home Loan Bank ("FHLB") stock of $10.4 million from $17.3 million at December 31, 2001 to $27.6 million at March 31, 2001 was due to the Company recording $9.7 million of FHLB stock from the acquisition and to increases in FHLB advances. As a result of the increase in FHLB borrowings, the Bank is required to increase its FHLB stock holdings.

Bank Owned Life Insurance ("BOLI") increased by $18.9 million due to the recording of $18.0 million through the acquisition. The remaining increase of $862,000 represents the increase in the cash surrender value, which was recognized in non-interest income. The investment in BOLI reflects management's strategy to invest in a single premium contract providing a return in excess of other earning assets with comparable risk due to the favorable tax treatment.

Goodwill amounted to $85.9 million at March 31, 2002. The increase was due solely to the acquisition of American Bank of Connecticut during the quarter, and is not subject to amortization. The goodwill will be measured for impairment annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and written down if deemed impaired.

Core deposit intangible ("CDI") amounted to $15.0 million at March 31, 2002. CDI was recorded in the acquisition of American Bank of Connecticut during the quarter and is being amortized using an accelerated method over ten years. The Company recorded approximately $15.6 million of CDI upon the acquisition and has amortized $572,000 during the quarter ended March 31, 2002.

Deposits increased $775.9 million, or 69.1%, from $1.12 billion at December 31, 2001 to $1.90 billion at March 31, 2002. The increase was due primarily to $726.2 million of deposits acquired from the acquisition (including a $4.1 million discount established in marking to market the American Bank of Connecticut certificates of deposit) and net deposit growth of $49.8 million, which was largely the result of certificate of deposit acquisition campaigns initiated in the first quarter of 2002. Savings, money market, NOW, and customer demand deposit accounts increased $504.4 million to $951.0 million at March 31, 2002 from $446.6 million at December 31, 2001. Time deposits increased $271.5 million to $949.1 million at March 31, 2002 from $677.6 million at December 31, 2001.

Mortgagors' escrow and other deposits decreased $6.6 million, or 24.1%, from $27.5 million at December 31, 2001 to $20.9 million at March 31, 2002. The decrease was due primarily to decreases in bank checks outstanding, which was the result of normal banking activity. FHLB advances and other borrowings increased $96.4 million from $311.4 million at December 31, 2001 to $407.8 million at March 31, 2002. The increase represents an increase in FHLB advances of $110.7 million recorded with the American Bank of Connecticut acquisition, including a $3.7 million discount established in marking to market the American Bank of Connecticut FHLB advances, offset by $14.0 million of advances that matured and accretion of $347,000 on the fair value adjustment. Deferred income tax liability decreased $6.9 million from $19.3 million at December 31, 2001 to $12.5 million at March 31, 2002 due to adjustments in the deferred taxes related to the acquisition and a decrease in the deferred tax liability due to a decrease in the net unrealized gains on securities available for sale. Other liabilities increased $9.5 million, or 40.1%, from $23.1 million at December 31, 2001 to $32.6 million at March 31, 2002. The increase was due in part to $2.8 million in accrued one-time merger costs and the net settlement of security transactions for $4.4 million.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $4.4 million at March 31, 2002 compared to $4.3 million at December 31, 2001. Nonperforming assets to total assets were 0.16% at March 31, 2002 and 0.23% at December 31, 2001. Real estate owned decreased by $26,000 to $51,000 at March 31, 2002 from $77,000 at December 31, 2001. The modest levels of nonperforming assets reflect the Company's strict underwriting guidelines and collection practices. Future increases in nonperforming loans and other real estate owned could occur if economic conditions decline.

The allowance for loan losses at March 31, 2002 and December 31, 2001 was $19.3 million and $10.9 million respectively, which represented 441.2% of nonperforming loans and 1.19% of total loans at March 31, 2002 as compared to 259.0% of nonperforming loans and 0.89% of total loans at December 31, 2001. The increase in the allowance for loan losses of $8.4 million was primarily due to the acquisition of American Bank of Connecticut.

The allowance for loan losses is maintained at a level to absorb probable losses inherent in the current loan portfolio. Probable losses are estimated quarterly based on a review of the loan portfolio, loss experience, specific problem loans, economic conditions and other factors that cannot be associated with specific credit or loan categories, but in management's judgement deserve current recognition in estimating loan losses. These factors include management's subjective evaluation of local and national economic and business conditions, portfolio concentration and changes in the character and size of the loan portfolio.

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements. The methodology includes comparison to actual losses, peer group comparisons, industry data and economic conditions. In assessing the allowance for loan losses, loss factors are applied to various homogeneous pools of outstanding loans and certain unused commitments. The Company segregates the loan portfolio according to risk characteristics (i.e. mortgage loans, commercial and consumer). Loss factors are derived using the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. In addition, problem loans are identified and analyzed individually on a periodic basis to detect specific probable losses. Changes in risk ratings, and other risk factors, from period to period for both performing and nonperforming loans affect the calculation of the loan loss allowance.

Management believes that at this time, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in the Company's loan portfolio. However, no assurances can be given that the Company's allowance for loan losses will be sufficient to cover loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other assumptions used by management to determine the current level of the allowance for loan losses.

The following table sets forth information regarding nonperforming loans and other real estate owned:

                                                    MARCH 31,   DECEMBER 31,
                                                      2002          2001
                                                -------------- --------------
                                                    (Dollars in thousands)

      Non-accruing loans:
       One-to four-family real estate          $      3,514     $      3,851
       Commercial                                       502               -
       Consumer                                         370              353
                                                -------------- --------------
        Total                                         4,386            4,204
       Real estate owned                                 51               77
                                                -------------- --------------
                                               $      4,437     $      4,281
                                                ============== ==============

      Total non-performing loans as
       a percentage of total loans                    0.27%            0.34%

      Total non-performing assets as
       a percentage of total assets                   0.16%            0.23%


Total stockholder's equity increased $65.9 million, or 16.7%, to $460.8 million at March 31, 2002 from $394.9 million at December 31, 2001. This increase resulted primarily from (1) the issuance of 3,208,715 shares of Company stock with a fair value of $73.8 million and the acquisition of stock options with a fair value of $12.0 million, both in conjunction with the American Bank of Connecticut acquisition (2) the net addition to capital of $3.9 million for the exercise of options on the Company's stock, and (3) net income of $6.3 million. These increases were partially offset by the purchase by the Company of 820,577 shares of common stock totaling $21.8 million, the payment of dividends totaling $4.2 million and a decrease of $5.4 million in accumulated other comprehensive income. The decrease in other accumulated comprehensive income resulted from a decrease in the after-tax net unrealized gain on investments, primarily in the mortgage-backed securities and equity portfolio. In keeping with its capital management strategy, management announced on February 26, 2002 that it had completed its sixth share repurchase program and that the Board of Directors had authorized an additional repurchase of 3,208,715 common shares, an amount equal to the shares issued in the Company's acquisition of American Bank of Connecticut. As of March 31, 2002, 2,831,215 shares, were still available for repurchase.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

GENERAL

The Company's consolidated results of operations depend primarily on net interest income, or the difference between interest income earned on the Company's interest-earning assets, such as loans and securities, and the interest expense on the Company's interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income primarily from service charges and other fees earned on fee-based activities such as trust operations, insurance sales, and investment services provided by the Bank's wholly owned subsidiary, American Investment Services, Inc. ("AIS") and from the sale of investment securities. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expense, amortization of core deposit intangible, professional services, furniture and fixture expense, advertising and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, and government policies and regulation. For purposes of this discussion interest income is on a tax equivalent basis.

NET INCOME. Net income decreased $1.2 million, or 15.7%, to $6.3 million for the quarter ended March 31, 2002 compared to $7.5 million for the same period in 2001. The decrease was primarily driven by increases in non-interest expenses of $6.3 million, which included one time merger related expenses of $2.9 million ($1.9 million, net of tax). The higher non-interest expenses were partially offset by increases in net interest income of $3.4 million and $907,000 in non-interest income, a reduction in the loan loss provision of $300,000 and a $531,000 decrease in income tax expense. Net income exclusive of one-time expenses related to the acquisition of American Bank of Connecticut was $8.2 million.

NET INTEREST INCOME. Net interest income increased $3.4 million, or 21.5%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The increase was primarily the result of higher interest income resulting from an increase in interest-earning assets partially offset by an increase in interest expense resulting from the increase of interest-bearing liabilities obtained through the acquisition of American Bank of Connecticut.

Total interest and dividend income increased $5.2 million to $36.6 million in the first quarter of 2002 as compared to $31.4 million in the first quarter of 2001. The increase was due to a $626.7 million increase in average interest-earning assets to $2.33 billion for the quarter ended March 31, 2002 compared to $1.71 billion for the quarter ended March 31, 2001, partially offset by a 111 basis point decrease in average yield to 6.34% for the quarter ended March 31, 2002, due to the lower interest rate environment and the amortization of the premium established in marking to market the American Bank of Connecticut loans and investments. The rise in interest-earning assets was primarily the result of the acquisition of American Bank of Connecticut. Interest income on loans increased $3.3 million, or 15.4%, to $24.9 million, primarily due to a $386.5 million increase in the average daily balance of loans outstanding for the first quarter of 2002 as compared to the same period in 2001, partially offset by a 102 basis point decrease in the yield on loans. Interest and dividend income on a tax-equivalent basis on investment and mortgage-backed securities increased $1.8 million, or 18.7%, for the quarter ended March 31, 2002 compared to the first quarter of the prior year. The increase resulted primarily from a $172.8 million increase in the average daily balances offset by a 79 basis point decrease in the yield earned on such securities. The decrease in yield in the first quarter of 2002 was a reflection of generally lower market rates that existed during that period.

Total interest expense for the three months ended March 31, 2002 was $17.3 million, an increase of $1.7 million, or 11.0%, compared to $15.6 million for the three months ended March 31, 2001. This increase was primarily due to a $723.3 million increase in the average daily balance of interest-bearing liabilities to $2.05 billion at March 31, 2002 compared to $1.33 billion at March 31, 2001, partially offset by a 132 basis point decrease in the average cost of funds to 3.38%. The increase in average balances reflects the infusion of deposits and FHLB advances from the acquisition. The decrease in average cost of funds reflects the lower interest rate environment that existed during that period, the higher concentration of less expensive core deposits and the accretion of the discount established in marking to market the American Bank of Connecticut certificates of deposit and borrowings.

PROVISION FOR LOAN LOSSES. The Company did not record a provision for loan losses for the three months ended March 31, 2002. This was a reduction from the $300,000 provision for the three months ended March 31, 2001. This decrease reflects a decrease in net charge-offs and management's assessment of the exposure to losses that may be inherent in the loan portfolio. At March 31, 2002, the allowance for loan losses was $19.3 million, which represented 441.1% of nonperforming loans, and 1.19% of total loans. This compared to the allowance for loan losses of $10.9 million at March 31, 2001 representing 368.3% of nonperforming loans and 0.94% of total loans.

The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses inherent in current loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and other pertinent factors. While management uses the best available information to estimate the allowance for loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses.

Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the judgement involved, the subjectivity of the assumptions utilized and the potential changes in the economic environment.

NON-INTEREST INCOME. Non-interest income increased $907,000, or 24.7%, to $4.6 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001, primarily due to a $644,000 increase in services charges and fees, a $127,000 increase in investment commissions and advisory fees and a $69,000 increase in the cash surrender value of BOLI. The increase in service charges and fees was primarily due to the increased deposit fee income resulting from the expansion of the branch network through the acquisition. The increase in investment commissions and advisory fees was due to the expansion of our complement of investment advisory professionals and the impact of switching to fee-based revenues versus one-time commissions. This transition to fee-based revenues began in the third quarter of 2001. The increase in the cash surrender value of BOLI was mainly due to the assumption of $18.0 million in BOLI contracts from American Bank.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended March 31, 2002 was $14.5 million, an increase of $6.3 million, or 76.6%, compared to $8.2 million for the three months ended March 31, 2001. The increase was primarily due to increases in salaries and employee benefits, occupancy, furniture and fixtures, outside services, amortization of core deposit intangible, other expenses and one-time merger expenses relating to the acquisition of American Bank of Connecticut.

During the first quarter of 2002, the Company recorded non-interest expenses totaling $2.9 million ($1.9 million, net of tax) that are nonrecurring in nature and are related to the acquisition of American Bank of Connecticut. Salaries and benefits increased $1.7 million, or 35.3%, primarily due to costs associated with the staffing of 17 additional branches. Occupancy expense increased $263,000, or 38.1%, furniture and fixtures expense increased $181,000, or 38.1%, outside services increased $251,000, or 42.7%, and other expenses increased $282,000, or 24.1%, which was primarily attributable to costs associated with the doubling of the Company's retail branch facilities from 17 to 34 branches through the acquisition of American Bank of Connecticut. Due to the acquisition of American Bank of Connecticut, the Company recorded a core deposit intangible, attributable to the estimated value of the relatively low cost deposits associated with these customer relationships. This core deposit intangible totaled $15.0 million at March 31, 2002 and is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense on this intangible was $572,000 during the quarter ended March 31, 2002.

Net interest margin declined to 3.37% at March 31, 2002 from 3.79% at March 31, 2001 due primarily to: (1) the effect of the Company's stock buy-back programs which shifted funding from capital which is a non-interest bearing source of funds to borrowings which are interested bearing and (2) to the effect of the American Bank of Connecticut net interest margin which was less than the Company's.

INCOME TAX EXPENSE. Income taxes were $3.0 million for the three months ended March 31, 2002 as compared to $3.5 million for the three months ended March 31, 2001. The decrease in income taxes was primarily due to a decrease in income before income taxes due primarily to one-time merger related charges. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.

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

                                                                        FOR THE THREE MONTHS ENDED
                                                       MARCH 31, 2002                                 MARCH 31, 2001
                                        -----------------------------------------  ----------------------------------------
                                                                        AVERAGE                                   AVERAGE
                                        AVERAGE BALANCE   INTEREST    YIELD/RATE   AVERAGE BALANCE   INTEREST    YIELD/RATE
                                        --------------- ----------- -------------- --------------- ------------ -----------
                                                                                      (DOLLARS IN THOUSANDS)

INTEREST - EARNING ASSETS:
   Loans (1)                              $   1,535,145  $   24,927          6.50 %  $   1,148,671  $   21,608         7.52 %
   Federal funds sold                            73,927         314          1.70           19,893         270         5.43
   Investment securities-taxable and
     Interest-Earning deposits                  249,726       4,076          6.53          245,284       4,376         7.14
   Investment securities-tax exempt(2)           40,145         832          8.29           26,897         577         8.58
   Dividends-tax exempt(2)                        4,839         408         33.73            5,421         464        34.24
   Mortgage-backed securities                   403,355       6,174          6.12          247,622       4,259         6.88
   FHLB stock                                    25,581         237          3.71           12,206         218         7.14
                                         --------------- -----------  ------------  --------------- ----------- -----------
      Total interest-earning assets           2,332,718  $   36,968          6.34 %      1,705,994  $   31,772         7.45 %
Non-interest-earning assets                     288,199                                    186,337
                                         ---------------                            ---------------
      Total assets                        $   2,620,917                               $  1,892,331
                                         ===============                              =============

INTEREST-BEARING LIABILITIES:
   Deposits
     Money management accounts            $     294,600  $    1,609          2.18 %   $     70,961  $      562         3.17 %
     NOW accounts                               146,656         203          0.55           87,468         209         0.96
     Savings and IRA passbook accounts          318,706       1,244          1.56          206,364       1,022         1.98
     Certificates of deposit                    893,553       9,301          4.16          730,226      10,371         5.68
                                         --------------- -----------  ------------  --------------- ----------- -----------
      Total interest-bearing deposits         1,653,515      12,357          2.99        1,095,019      12,164         4.44
   FHLB advances and other borrowings(3)        396,697       4,956          5.00          231,914       3,429         5.91
                                         --------------- -----------  ------------  --------------- ----------- -----------
      Total interest-bearing liabilities      2,050,212  $   17,313          3.38 %      1,326,933  $   15,593         4.70 %
                                                         -----------  ------------                  ----------- -----------
   Non-interest bearing demand deposits          87,759                                     26,935
   Other non-interest-bearing liabilities        40,691                                     44,762
                                         ---------------                            ---------------
      Total liabilities                       2,178,662                                  1,398,630
Stockholders' equity                            442,255                                    493,701
                                         ---------------                            ----------------
      Total liabilities and equity        $   2,620,917                               $  1,892,331
                                          =============                               ============
   Net interest-earning assets             $    282,506                               $    379,061
                                           ============                               ============

   Net interest income                                   $   19,655                                 $    16,179
                                                         ==========                                 ===========
   Interest rate spread                                                      2.96 %                                    2.75 %
                                                                             ====                                      ====
   Net interest margin (net interest
     income as a percentage of                                               3.37 %                                    3.79 %
      interest-earning assets)                                               ====                                      ====
   Ratio of interest-earning assets
     to Interest-bearing liabilities                                       113.78 %                                  128.57 %
                                                                           ======                                    ======

Note 1 - Average balances include nonaccrual loans
Note 2 - Tax exempt interest is calculated on a tax equivalent basis at a marginal rate of 35.0%
Note 3 - Includes mortgage escrow accounts

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company's main sources of liquidity are dividends from the Bank, while the main outflows are the payments of dividends, purchase of treasury stock and operating expenses. The Bank cannot pay dividends to the Company without prior approval of the State of Connecticut Department of Banking because the Bank has paid dividends in excess of the sum of the Bank's net profits for the current year combined with its retained net profits from the preceding two calendar years. Regulations also prohibit the payment of dividends by the Bank if doing so would cause it to be "undercapitalized." Further restrictions prohibit the payment of dividends if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations. Management does not expect the Bank to be unable to pay dividends to the Company in the future since the Bank exceeds all capital ratios required by statute and the liquidation account value is less than the amount of capital required to maintain minimum capital ratios.

The primary investing activities of the Bank are: (1) the origination of residential one-to four-family mortgage loans, single-family construction loans, home equity loans and lines of credit, consumer loans and commercial loans and mortgages; and (2) the investment in mortgage-backed securities, U.S. Government and agency obligations, corporate equity securities and debt obligations. Additionally, the Bank has outstanding loan commitments that consist of unused lines of credit available through ready reserve lines of credit, equity lines of credit and commitments for mortgage loans. These activities are funded primarily by principal and interest payments on loans, maturities of securities, deposit growth and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and its local competitors and other factors. The Bank closely monitors its liquidity position on a daily basis. If the Bank should require funds beyond its ability to generate them at a reasonable rate internally, additional sources of funds are available through Federal Home Loan Bank advances and through repurchase agreement borrowing facilities with broker/dealers.

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

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2002, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under regulatory guidelines.

IMPACT OF INFLATION AND CHANGING PRICES

The unaudited interim consolidated financial statements and related data presented in this report have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

PART I. ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

QUALITATIVE ASPECTS OF MARKET RISK

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

In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and generally selling longer term fixed-rate loans as market interest rate conditions dictate; (2) emphasizing shorter-term consumer loans; (3) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity of which is monitored in relation to the repricing of its loan portfolio; and (4) using Federal Home Loan Bank advances and repurchase agreements to better structure maturities of its interest rate sensitive liabilities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Company's market risk also includes equity price risk. The marketable equity securities portfolio had net unrealized gains of $47.7 million at March 31, 2002 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

QUANTITATIVE ASPECTS OF MARKET RISK

The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. These assumptions may be affected by many factors outside of the Company's control and thus undue reliance should not be placed on these computations. Further, these computations do not reflect any actions that management may undertake in responses to changes in interest rates. The table below sets forth, as of March 31, 2002 and December 31, 2001 estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and 100 basis points down.

In an up 200 basis point environment, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities, including Collateralized Mortgage Obligations ("CMO") and Mortgage-backed Securities ("MBS"), were 12.19% and 13.66% on March 31, 2002 and December 31, 2001, respectively. In a down 100 basis point environment, the CPR prepayment assumptions were 36.28% and 24.78% on March 31, 2002 and December 31, 2001, respectively. At December 31, 2001, the rates paid on non-maturity deposits were assumed to change as follows: savings, NOW, and non-premium rate money market accounts were assumed not to change under a rising or falling interest rate environment; premium rate money market accounts were assumed to increase 50 basis points if interest rates increased 200 basis points and decrease 50 basis points if interest rates decreased 100 basis points. At March 31, 2002, the assumptions are the same except for premium rate money market accounts, which were assumed to increase 100 basis points if interest rates increased 200 basis points. The banking industry has experienced a significant increase in money market balances, which to some extent has been the result of the poor performance in the equity markets. As the market for equity investments improves and/or returns on competing investments rise, money market balances could be subject to greater interest rate sensitivity. Consequently management elected to reflect this possibility by making the assumption that the rates paid on premium money market accounts will change by 100 basis points (as opposed to 50 basis points) if there is 200 basis point change in market interest rates.

                                                Estimated Changes in Annual Net Interest Income
      Increase\                ------------------------------------------------------------------------------------
      (Decrease)                          March 31, 2002                            December 31, 2001
      in market                           --------------                            -----------------
      interest rates
      in basis points
      (Rate Shock)                   $                    %                       $                     %
      -------------------------------------------------------------------------------------------------------------
                                   Change                Change                  Change                Change
        200                        $ 2,305                2.70%                  $ 2,953                4.28%
        Static                         -                    -                       -                     -
        (100)                      $(3,591)              (4.21)%                 $(2,906)              (4.80)%

Comparing the changes in net interest income on March 31, 2002 and December 31, 2001, the estimated percentage change in net interest income decreased by 0.59% from (4.80%) to (4.21%) under a down 100 basis point environment. Correspondingly, under an up 200 basis point environment, the estimated percentage change in net interest income worsened by 1.58% from 4.28% to 2.70%. The decrease in the percentage change in net interest income in an up 200 basis point environment was primarily the result of the change in the assumption for premium rate money market accounts from an increase of 50 basis points to 100 basis points if interest rates increased 200 basis points. The decrease in the percentage change in net interest income in a down 100 basis point environment represents a modest change in the basic interest rate risk profile of the Company.

PART II. ITEM 1.LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition and results of operations.

PART II. ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS
None

PART II. ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None

PART II. ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II. ITEM 5.OTHER INFORMATION
None

PART II. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

      The following exhibits are included herein:

      3.1   Certificate of Incorporation of American Financial Holdings, Inc.*
      3.2   Bylaws of American Financial Holdings, Inc.**
      4.0   Draft Stock Certificate of American Financial Holdings, Inc.*
      10.1 Employment Agreement between American Financial Holdings, Inc. and William E. Solberg
      10.2 Employment Agreement between American Savings Bank and William E. Solberg.
      10.3 Employment Agreement between American Financial Holdings, Inc. and Earl T. Young.
      10.4  Employment Agreement between American Savings Bank and Earl T.
            Young.

      * Incorporated by reference into this document from the Exhibits to the Form S-1 Registration Statement, and any amendments thereto, Registration No. 333-84463

      ** Incorporated by reference into this document from the exhibits filed with the Form 10-K on March 27, 2002, (Commission File No. 0-27399)

b)    Reports on Form 8-K

      On January 29, 2002, the Company filed a Form 8-K in which it disclosed under Item 2 the acquisition of American Bank of Connecticut, a Connecticut-chartered stock savings bank. The merger was completed pursuant to an Agreement and Plan of Merger, dated July 18, 2001, by and between American Financial, American Savings and American Bank of Connecticut, which was filed by exhibit. Press releases announcing the preliminary allocation of the merger consideration and the completion of the acquisition were also filed by exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     American Financial Holdings, Inc.

Date: May 15, 2002   /s/ Robert T. Kenney
                     --------------------
                     Robert T. Kenney
                     Chairman, President and Chief Executive Officer

Date: May 15, 2002   /s/ Charles J. Boulier, III
                     -----------------------------------
                     Charles J. Boulier, III
                     Senior Executive Vice President and Chief Financial Officer