Form 10-Q
period 2002-06-30
AMERICAN FINANCIAL HOLDINGS INC
filed 2002-08-13
CIK 1095862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended June 30, 2002 or

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

Yes [X]                   No [  ]


                      Common Stock Par Value $.01 Per Share
                   21,360,615 Outstanding as of July 26, 2002


                                      INDEX
                                      -----


Part I.  Financial Information

         Item 1. Interim Financial Statements                                           Page

                 Consolidated Balance Sheets as of June 30, 2002 (unaudited) and           1
                   December 31, 2001 (unaudited)

                 Consolidated Statements of Income (unaudited) for the Three and Six       2
                   Months Ended June 30, 2002 and June 30, 2001

                 Consolidated Statements of Cash Flows (unaudited) for the Six Months      3
                   Ended June 30, 2002 and June 30, 2001

                 Notes to Interim Consolidated Financial Statements (unaudited)            4

         Item 2. Management's Discussion and Analysis of Consolidated Financial           14
                   Condition and Results of Operations

         Item 3. Qualitative and Quantitative Disclosures about Market Risk               26

Part II. Other Information

         Item 1. Legal Proceedings                                                        27

         Item 2. Changes in Securities and Use of Proceeds                                27

         Item 3. Defaults Upon Senior Securities                                          27

         Item 4. Submission of Matters to a Vote of Security Holders                      27

         Item 5. Other Information                                                        28

         Item 6. Exhibits and Reports on Form 8-K                                         28

Signatures                                                                                28


AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                                                      June 30, 2002        December 31, 2001
                                                                                      -------------        -----------------
                                                                                (In thousands, except share and per share data)
ASSETS
  Cash and due from banks:
    Non-interest bearing                                                                   $ 34,855                 $ 20,903
    Interest bearing                                                                             30                    1,230
                                                                                   -----------------    ---------------------
Total cash and due from banks                                                                34,885                   22,133
  Federal funds sold                                                                             -                    17,050
                                                                                   -----------------    ---------------------
Cash and cash equivalents                                                                    34,885                   39,183

   Investment securities available for sale, at fair value (note 2)                         297,971                  311,293
   Mortgage-backed securities available for sale, at fair value (note 2)                    628,620                  225,101
   Loans, less allowance for loan losses of $17,248 at June 30, 2002 and
     $10,887 at December 31, 2001 (note 3)                                                1,660,014                1,214,847
   Accrued interest and dividends receivable on investments                                   8,141                    6,076
   Accrued interest receivable on loans                                                       7,400                    5,044
   Federal Home Loan Bank stock                                                              27,629                   17,279
   Bank premises and equipment, net                                                          17,403                   13,490
   Real estate owned                                                                             95                       77
   Cash surrender value of life insurance                                                    82,971                   63,144
   Goodwill                                                                                  85,947                       -
   Core deposit intangible, net                                                              14,316                       -
   Other assets                                                                              29,361                    5,062
                                                                                   -----------------    ---------------------
   Total Assets                                                                         $ 2,894,753              $ 1,900,596
                                                                                   =================    =====================

                LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                                              $ 1,918,066              $ 1,124,249
  Mortgagors' escrow and other deposits                                                      33,308                   27,505
  FHLB advances and other borrowings                                                        468,427                  311,444
  Deferred income tax liability, net                                                         14,929                   19,321
  Accrued interest payable on deposits and borrowings                                         2,827                    1,855
  Other liabilities                                                                          13,548                   21,275
                                                                                   -----------------    ---------------------
  Total liabilities                                                                       2,451,105                1,505,649

  Stockholders' Equity
         Preferred stock, $.01 par value; authorized 10,000,000 shares,
               none issued                                                                       -                        -
         Common stock, $.01 par value; authorized 120,000,000 shares,
               28,871,100 shares issued                                                         289                      289
         Additional paid-in capital                                                         305,549                  285,953
         Unallocated common stock held by ESOP                                              (22,386)                 (22,386)
         Stock-based compensation                                                              (288)                    (266)
         Treasury stock                                                                    (163,899)                (188,746)
         Retained earnings                                                                  285,900                  278,315
         Accumulated other comprehensive income                                              38,483                   41,788
                                                                                   -----------------    ---------------------
    Total Stockholders' Equity                                                              443,648                  394,947
                                                                                   -----------------    ---------------------
    Total Liabilities and Stockholders' Equity                                          $ 2,894,753              $ 1,900,596
                                                                                   =================    =====================

  See accompanying notes to unaudited interim consolidated financial statements.


AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                       For the Three Months                 For the Six Months
                                                                          Ended June 30,                      Ended June 30,
                                                                   ---------------------------        ---------------------------
                                                                       2002          2001                  2002           2001
                                                                   ------------   ------------        -------------  ------------
                                                                               (In thousands, except per share data)
Interest and dividend income:
    Real estate mortgage loans                                     $     17,260 $       14,809        $      34,366 $     29,707
    Commercial loans                                                      3,130             17                5,718           24
    Consumer loans                                                        5,411          6,136               10,644       12,839
    Mortgage-backed securities                                            8,182          4,121               14,356        8,380
    Federal funds sold                                                      123            208                  438          478
    Investment securities:
       Interest-taxable                                                   2,874          3,765                6,081        7,815
       Interest-tax exempt                                                  579            375                1,120          750
       Dividends                                                          1,407            946                2,811        1,829
                                                                   ------------- -------------        ------------- ------------
          Total interest and dividend income                             38,966         30,377               75,534       61,822
                                                                   ------------- -------------        ------------- ------------

Interest expense:
    Deposits                                                             12,521         11,863               24,879       24,027
    Federal Home Loan Bank advances and other
       borrowings                                                         5,413          3,828               10,369        7,257
                                                                   ------------- -------------        ------------- ------------
          Total interest expense                                         17,934         15,691               35,248       31,284
                                                                   ------------- -------------        ------------- ------------

          Net interest income before provision for loan losses           21,032         14,686               40,286       30,538

Provision for loan losses                                                    -             100                   -           400
                                                                   ------------- -------------        ------------- ------------
          Net interest income after provision for loan losses            21,032         14,586               40,286       30,138
                                                                   ------------- -------------        ------------- ------------

Non-interest income:
    Service charges and fees                                              1,750          1,206                3,383        2,195
    Investment commissions and advisory fees                                779            629                1,375        1,098
    Net gain on sale of investment and mortgage-backed securities         1,793          3,838                3,167        5,158
    Increase in cash surrender value of life insurance                      951            800                1,813        1,593
    Other                                                                   401            116                  519          222
                                                                   ------------- -------------        ------------- ------------
          Total non-interest income                                       5,674          6,589               10,257       10,266
                                                                   ------------- -------------        ------------- ------------

Non-interest expense:
    Salaries and employee benefits                                        6,984          6,948               13,461       11,737
    Occupancy expense                                                     1,001            656                1,956        1,348
    Furniture and fixture expense                                           695            443                1,301          867
    Outside services                                                        881            713                1,875        1,455
    Advertising                                                             450            528                1,044          951
    One-time merger expenses                                                 -              -                 2,900           -
    Amortization of core deposit intangible                                 709             -                 1,281           -
    Other                                                                 1,580          1,234                3,030        2,402
                                                                   ------------- -------------        ------------- ------------
          Total non-interest expense                                     12,300         10,522               26,848       18,760
                                                                   ------------- -------------        ------------- ------------

          Income before income taxes                                     14,406         10,653               23,695       21,644

Income taxes                                                              4,687          3,403                7,696        6,944
                                                                   ------------- -------------        ------------- ------------

          Net income                                               $      9,719 $        7,250        $      15,999 $     14,700
                                                                   ============= =============        ============= ============

Basic earnings per share                                           $       0.48 $        0.35         $        0.80 $       0.66
Diluted earnings per share                                                 0.45          0.34                  0.73         0.64
Dividends per share                                                        0.18          0.165                 0.36         0.33

See accompanying notes to unaudited interim consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                   For the six months ended
                                                                                                           June 30,
                                                                                               ---------------------------------
                                                                                                     2002              2001
                                                                                               ---------------   ---------------
                                                                                                        (In thousands)
Operating activities:
     Net income                                                                              $     15,999          $    14,700
     Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                                  -                    400
           Amortization of core deposit intangible                                                  1,281                  -
           Depreciation and amortization of bank premises and equipment                             1,423                  954
           Loss on disposition of fixed assets                                                          4                  -
           Net accretion of discounts                                                              (1,319)                (827)
           Amortization of fair market adjustments from American Bank acquisition:
              Investments                                                                           1,708                  -
              Loans                                                                                    31                  -
              Time deposits                                                                          (365)                 -
              Federal Home Loan Bank advances                                                        (786)                 -
           Gain on sale of investment and mortgage-backed securities available for sale            (3,167)              (5,158)
           Increase in net deferred loan origination costs                                         (3,123)                (943)
           Gain on sale of loans                                                                     (263)                  (4)
           Net gain on disposition of real estate owned                                               (74)                 (75)
           Deferred income tax benefit                                                             (3,068)                (526)
           Tax benefit from exercise of nonqualified stock options                                  3,052                  -
           Changes in operating assets and liabilities, net of amounts acquired:
             (Increase) decrease in accrued interest and dividends receivable                        (834)                 558
              Increase in other assets                                                            (12,700)              (1,450)
              (Decrease) increase in other liabilities                                             (8,235)               4,369
              Increase in cash surrender value of life insurance                                   (1,813)              (1,593)
                                                                                              -----------          -----------
              Net cash (used) provided by operating activities                                    (12,249)              10,405
                                                                                              -----------          -----------

Investing activities:
     Net cash and cash equivalents recorded in a purchase business combination                     54,686                  -
     Investment securities available for sale:
        Purchases                                                                                  (9,191)             (16,135)
        Principal paydowns                                                                            948                  -
        Proceeds from sales                                                                        47,326               18,835
        Proceeds from maturities                                                                   33,000               17,000
     Mortgage-backed securities available for sale:
        Purchases                                                                                (242,053)                 -
        Principal paydowns                                                                         82,005               16,607
        Proceeds from sales                                                                         3,607                  -
     Proceeds from sale of loans                                                                    8,071                7,431
     Net increase in loans                                                                        (37,079)             (53,561)
     Purchase of Federal Home Loan Bank stock                                                        (650)                (952)
     Purchases of bank premises and equipment                                                      (1,354)                (598)
     Proceeds from the sales and disposition of bank premises and equipment                            48                   26
     Proceeds from the sales of real estate owned                                                     516                  437
     Disposition of fixed assets from the American Bank acquisition                                 1,000                  -
     Purchase of life insurance                                                                       -                (15,000)
                                                                                              -----------          -----------
           Net cash used by investing activities                                                  (59,120)             (25,910)
                                                                                              -----------          -----------
Financing activities:
     Increase (decrease) in deposits                                                               67,989               (4,183)
     Increase  in mortgagors' escrow and other deposits                                             5,888               18,292
     Long term advances from the Federal Home Loan Bank                                           203,606               94,500
     Maturities of long term advances from the Federal Home Loan Bank                            (211,034)                 -
     Short term advances from FHLB                                                                    -                  7,565
     Maturities of short term advances from FHLB                                                      -                 (7,565)
     Advances from short and long term repurchase agreements                                       54,500                  -
     Cash dividends paid                                                                           (8,414)              (8,106)
     Net acquisition of common stock for stock-based compensation                                     (22)                (135)
     Purchases of treasury stock                                                                  (54,644)             (93,300)
     Net issuance of stock for exercise of options and release of restricted stock                  9,202                7,217
                                                                                              -----------          -----------
           Net cash provided by financing activities                                               67,071               14,285
                                                                                              -----------          -----------
Decrease in cash and cash equivalents                                                              (4,298)              (1,220)

Cash and cash equivalents at beginning of period                                                   39,183               29,054
                                                                                              -----------          -----------
Cash and cash equivalents at end of period                                                   $     34,885         $     27,834
                                                                                              ===========          ===========
Supplemental information:
     Cash paid during the period:
        Income taxes                                                                         $      7,177         $      7,150
        Interest on deposits and borrowings                                                        34,275               31,008
     Transfers of loans to real estate owned                                                          287                  446
     Fair value of assets recorded in a purchase business combination                             771,654                  -
     Fair value of liabilities recorded in a purchase business combination                        840,156                  -
     Common (treasury) stock and options issued in a purchase business combination                 85,833                  -

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

       On January 18, 2002, the Company through the Bank, completed its acquisition of American Bank of Connecticut ("American Bank") by acquiring all of the outstanding common stock of American Bank for approximately $162.0 million in stock and cash (see Note 5).

       BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements of the Company and notes thereto included in the Company's 2001 annual report filed on Form 10-K. The unaudited interim consolidated financial statements include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation. In preparing the unaudited interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term include the determination of the allowance for loan losses.

       All adjustments, consisting of only normal recurring adjustments, which in the opinion of management are necessary for the fair presentation of financial position, results of operations and cash flows, have been made. The results of operations for interim periods are not necessarily indicative of the results that may be expected for another interim period or a full year.

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


       RECLASSIFICATIONS

       Certain prior year amounts have been reclassified to conform to the current year presentation.

 (2)   INVESTMENT AND MORTGAGE-BACKED SECURITIES

       The Company classified all investment and mortgage-backed securities as available for sale as of June 30, 2002 and December 31, 2001. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment and mortgage-backed securities at June 30, 2002 and December 31, 2001 are as follows:

                                                                               JUNE 30, 2002
                                                  -------------------------------------------------------------------------
                                                                           GROSS              GROSS            ESTIMATED
                                                      AMORTIZED          UNREALIZED         UNREALIZED            FAIR
                                                        COST               GAINS              LOSSES             VALUE
                                                    ---------------     -------------    ---------------    ---------------
                                                                              (In thousands)
   Investment securities:
      U.S. Treasury notes                           $       5,017      $         422    $           -      $        5,439
      U.S. Government agencies                             19,797              1,411                -              21,208
      Corporate bonds                                     107,862              4,002               (1)            111,863
      Municipal bonds                                      59,852              3,387             (164)             63,075
      Trust preferred stock                                38,884              1,832               (3)             40,713
      Marketable equity securities                         14,814             41,360             (501)             55,673
                                                    ---------------    ---------------  ---------------    ---------------

      Total investment securities                         246,226             52,414             (669)            297,971
                                                    ---------------    ---------------  ---------------    ---------------

   Mortgage-backed securities:
       U.S. Government and agency pass
             through securities                           466,598              5,798             (436)            471,960
       U.S. Agency issued collateralized
             mortgage obligations                         151,130              5,829             (299)            156,660
                                                    ---------------    ---------------  ---------------    ---------------

       Total mortgage-backed securities                   617,728             11,627             (735)            628,620
                                                    ---------------    ---------------  ---------------    ---------------

       Total available for sale                     $     863,954      $      64,041    $      (1,404)     $      926,591
                                                    ===============    ===============  ===============    ===============

       At June 30, 2002, the net unrealized gain on securities available for sale of $62.6 million, offset by income taxes of $25.6 million, is included in accumulated other comprehensive income in stockholders' equity.

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


                                                                              DECEMBER 31, 2001
                                                    ----------------------------------------------------------------------
                                                                            GROSS             GROSS             ESTIMATED
                                                      AMORTIZED          UNREALIZED         UNREALIZED            FAIR
                                                        COST                GAINS             LOSSES             VALUE
                                                    --------------     -------------     ---------------     -------------
                                                                              (In thousands)
   Investment securities:
       U.S. Treasury notes                          $       5,020      $         438    $           -       $       5,458
       U.S. Government agencies                            19,779              1,367                -              21,146
       Corporate bonds                                    146,026              5,771               (1)            151,796
       Municipal bonds                                     45,054              2,242             (158)             47,138
       Trust preferred stock                               26,346              1,398                -              27,744
       Marketable equity securities                         7,128             51,185             (302)             58,011
                                                    --------------      ------------     ---------------     -------------
           Total investment securities                    249,353             62,401             (461)            311,293
                                                    --------------      ------------     ---------------     -------------

   Mortgage-backed securities:
         U.S. Government and agency pass
              through securities                          101,314              2,924                -             104,238
         U.S. Agency issued collateralized
              mortgage obligations                        116,223              4,640                -             120,863
                                                    --------------      ------------     ---------------     -------------
           Total mortgage-backed securities               217,537              7,564                -             225,101
                                                    --------------      ------------     ---------------     -------------
           Total available for sale                 $     466,890      $      69,965    $        (461)    $       536,394
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

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


(3)    LOANS RECEIVABLE

       The composition of the Company's loan portfolio was as follows:

                                                                         June 30, 2002              December 31, 2001
                                                                       -------------------       -----------------------
                                                                                        (in thousands)

Real estate mortgage loans:
   One to four family                                                  $   1,032,755                 $     832,177
   Residential construction                                                   15,768                         9,437
                                                                       -------------------       -----------------------
       Total real estate mortgage loans                                    1,048,523                       841,614
                                                                       -------------------       -----------------------

Commercial loans
    Commercial business                                                       90,431                         3,690
    Commercial mortgage                                                       68,371                             -
    Commercial construction                                                   17,328                             -
                                                                       -------------------       -----------------------
        Total commercial loans                                               176,130                         3,690
                                                                       -------------------       -----------------------

Consumer loans
     Home equity loans and lines of credit                                   431,325                       360,166
     Automobile                                                               10,225                        12,881
     Other                                                                     4,017                         2,197
                                                                       -------------------       -----------------------
         Total consumer loans                                                445,567                       375,244
                                                                       -------------------       -----------------------

         Total loans                                                       1,670,220                     1,220,548

Premiums on loans purchased, deferred loan fees and
  cost, net                                                                    7,042                         5,186
Allowance for loan losses                                                    (17,248)                      (10,887)
                                                                       -------------------       -----------------------
Loans receivable, net                                                  $   1,660,014                 $   1,214,847
                                                                       ===================       =======================

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


(4)    COMPREHENSIVE INCOME

       The following tables represent  components (and the related tax effects) of other  comprehensive  income (loss) for the three and six month periods ended June 30, 2002 and 2001.

                                                                                       THREE MONTHS ENDED
                                                                                          JUNE 30, 2002
                                                                    ---------------------------------------------------
                                                                           BEFORE
                                                                             TAX           INCOME TAX           NET-OF-TAX
                                                                           AMOUNT            EFFECT               AMOUNT
                                                                           ------            -------             -------
                                                                                          (In thousands)
       Unrealized holding gain arising during
            the period on available for sale securities             $       3,874     $      (1,545)        $      2,329
       Unrealized holding gain arising during the period on
            a limited partnership investment accounted for
            under the equity method                                         1,369              (546)                 823
       Reclassification adjustment for gains realized
          during the period on available for sale securities               (1,793)              715               (1,078)
                                                                         ------------     ----------------    -------------
          Other comprehensive income                                $       3,450     $      (1,376)        $      2,074
                                                                         ============     ================    =============

       Total comprehensive income was $11.8 million for the three-month period ended June 30, 2002.

                                                                                         SIX MONTHS ENDED
                                                                                          JUNE 30, 2002
                                                                    ---------------------------------------------------
                                                                           BEFORE
                                                                             TAX            INCOME TAX        NET-OF-TAX
                                                                           AMOUNT             EFFECT            AMOUNT
                                                                          --------          ----------        ----------
                                                                                          (In thousands)
       Unrealized holding loss arising during
            the period on available for sale securities             $      (3,699)    $       1,475         $     (2,224)
       Unrealized holding gain arising during the period on
            a limited partnership investment accounted for under
            the equity method                                               1,369              (546)
                                                                                                                     823
       Reclassification adjustment for gains realized
           during the period on available for sale securities              (3,167)            1,263               (1,904)

                                                                         ------------     ----------------    -------------
        Other comprehensive loss                                    $      (5,497)    $       2,192         $     (3,305)
                                                                         ============     ================    =============

       Total comprehensive income was $12.7 million for the six-month period ended June 30, 2002.

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


                                                                                      THREE MONTHS ENDED
                                                                                        JUNE 30, 2001
                                                                    ---------------------------------------------------
                                                                           BEFORE
                                                                             TAX          INCOME TAX           NET-OF-TAX
                                                                           AMOUNT           EFFECT               AMOUNT
                                                                           ------          --------              -------
                                                                                        (In thousands)
    Unrealized gain/loss on available for sale securities:
       Unrealized holding gains arising during
            the period                                                   $    274         $    (109)         $       165
        Reclassification adjustment for gains realized
          during the period                                                (3,838)            1,530               (2,308)

                                                                         ------------     ----------------   -------------
          Other comprehensive loss                                       $ (3,564)        $   1,421          $    (2,143)
                                                                         ============     ================   =============

       Total comprehensive income was $5.1 million for the three-month period ended June 30, 2001.

                                                                                        SIX MONTHS ENDED
                                                                                          JUNE 30, 2001
                                                                     ---------------------------------------------------
                                                                           BEFORE
                                                                             TAX            INCOME TAX          NET-OF-TAX
                                                                           AMOUNT              EFFECT             AMOUNT
                                                                           ------           -----------         ----------
                                                                                          (In thousands)
    Unrealized loss on available for sale securities:
       Unrealized holding loss arising during
            the period                                                   $   (595)         $    237         $       (358)
        Reclassification adjustment for gains realized
          during the period                                                (5,158)            2,058               (3,100)
                                                                         ------------     ----------------    -------------
          Other comprehensive loss                                       $ (5,753)        $   2,295         $     (3,458)
                                                                         ============     ================    =============

       Total comprehensive income was $11.2 million for the six-month period ended June 30, 2001.

(5)    EARNINGS PER SHARE

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

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


       The weighted-average shares and earnings per share for the three and six month periods ended June 30 are detailed in the table below (in thousands, except per share data).

                                                                 THREE MONTHS                       SIX MONTHS
                                                                 ENDED JUNE 30                    ENDED JUNE 30
                                                             2002             2001             2002            2001
                                                         -------------    -------------    -------------    ------------

       Net income                                       $      9,719      $     7,250      $    15,999      $   14,700
       Weighted-average common shares
          Outstanding                                         20,058           20,896           20,094          22,241
       Diluted weighted-average common
          shares                                              21,487           21,499           21,797          22,829
       Net income per common share:
                 Basic                                  $       0.48      $      0.35      $      0.80     $      0.66
                 Diluted                                        0.45             0.34             0.73            0.64

       There were 30,000 and 35,500 anti-dilutive stock options in the three and six month period ended June 30, 2002 not included in the computation of diluted shares because the options' exercise prices exceeded the average market price of the Company's common stock for the period. There were no anti-dilutive stock options in the three or six-month periods ended June 30, 2001.

(6)    RECENT ACQUISITION

       Following the close of business on January 18, 2002, the Parent Company completed the acquisition of 100% of the voting stock of American Bank of Connecticut, a state chartered savings bank, with American Bank of Connecticut merging into American Savings Bank. American Bank of Connecticut was headquartered in Waterbury, Connecticut and operated 17 branches in the cities of Waterbury, Torrington and contiguous towns. The Company issued 3,208,715 shares from treasury and acquired all of the outstanding common stock of American Bank of Connecticut for approximately $162.0 million ($73.8 million in cash and $88.2 million in common stock and options), excluding transaction costs. As defined in the Agreement and Plan of Merger, dated July 18, 2001, between the Company and American Bank of Connecticut, the shareholders of American Bank received either (a) $30.00 in cash per share, (b) 1.304 shares of American Financial Holding stock for every share of American Bank stock which was based on a purchase price of $30.00 per share and an American Financial share price of $23.01 at the date of the announcement or (c) a combination thereof. American Bank of Connecticut's results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


       The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The allocation of the purchase price is as follows (in thousands):

           Cash and cash equivalents                                                  $       128,543
           Investment securities                                                              309,927
           Loans, less allowance for loan losses                                              413,094
           Federal Home Loan Bank stock                                                         9,700
           Cash surrender value of life insurance                                              18,014
           Goodwill                                                                            85,947
           Core deposit intangible                                                             15,597
           Other assets                                                                        19,024
           Deposits                                                                         (726,193)
           Federal Home Loan Bank advances and other borrowings                             (110,697)
           Other liabilities                                                                  (1,395)
                                                                                         -------------
                Total purchase price                                                  $       161,561
                                                                                         =============


       The goodwill associated with the acquisition of American Bank of Connecticut is not tax deductible.

       The core deposit intangible is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense of the core deposit intangible was $709,000 and $1.3 million respectively for the three and six-month periods ended June 30, 2002, and accumulated amortization was $1.3 million at June 30, 2002. Estimated annual amortization expense of the core deposit intangible asset, absent any impairment charge is summarized as follows for the remainder of this year and for each of the next five years:


                   For the years ending December 31,
                   2002 (remaining six months)                              $             1,418
                   2003                                                                   2,566
                   2004                                                                   2,282
                   2005                                                                   1,999
                   2006                                                                   1,715
                   2007                                                                   1,432
                                                                                  --------------
                     Total                                                  $            11,412
                                                                                  ==============

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


       The following supplemental pro forma information is presented for the three and six months ended June 30, 2001, assuming American Bank of Connecticut had been acquired as of January 1, 2001. Because the acquisition of American Bank of Connecticut was completed near the beginning of the six-month period ended June 30, 2002, no supplemental pro forma information for 2002 is presented.

                                                                               FOR THE THREE             FOR THE SIX
                                                                                MONTHS ENDED            MONTHS ENDED
                                                                               JUNE 30, 2001            JUNE 30, 2001
                                                                         ----------------------- ------------------------
                                                                        (in thousands, except share and per share amounts)

       Interest income                                                      $            43,597      $            89,023
       Interest expense                                                                  24,802                   50,167
                                                                              ------------------      -------------------
           Net interest income before provision for loan losses                          18,795                   38,856
       Provision for loan losses                                                            400                      800
       Non-interest income                                                                8,758                   14,217
       Non-interest expense                                                              14,156                   28,758
                                                                              ------------------      -------------------
            Income before income taxes                                                   12,997                   23,515
       Income taxes                                                                       4,033                    7,286
                                                                              ------------------      -------------------
            Net income                                                      $             8,964      $            16,229
                                                                              ==================      ===================
       Net income per common share-diluted                                  $              0.36      $              0.62
       Diluted weighted-average common shares                                        24,707,963               26,325,849

(7)    ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Among other things, SFAS No. 141 requires the use of the purchase method to account for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed annually for impairment. Amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end entities, such as the Company, was January 1, 2002. Intangible assets other than goodwill (such as core deposit intangibles) are amortized to expense over their estimated useful lives. SFAS No. 142 applies to goodwill and other intangible assets acquired after June 30, 2001 and accordingly, was applied by the Company upon its acquisition of American Bank of Connecticut as described in note 5. Prior to the adoption of SFAS No. 142, the Company had no goodwill.

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

                       AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)


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

       In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002 for provisions related to the recission of Statement No. 4. Certain provisions related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early adoption permitted. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

PART I. ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in the financial condition and results of operations at and for the three and six months ended June 30, 2002 and 2001, and should be read in conjunction with American Financial Holdings, Inc.'s (the "Company") Unaudited Interim Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that are based on assumptions and may contain descriptions of plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results accurately or the actual operations of the Company are affected by many factors which include, but are not limited to: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, real estate values in the Company's market area and accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on these statements. Except as required by applicable law or regulation, the Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

ACQUISITION OF AMERICAN BANK OF CONNECTICUT

On January 18, 2002, the Company completed its acquisition of American Bank of Connecticut in a transaction accounted for under the purchase method of accounting by acquiring all of the outstanding common stock of American Bank of Connecticut for approximately $162.0 million in stock and cash. Accordingly, the assets and liabilities of American Bank of Connecticut are reflected in the Company's unaudited interim consolidated balance sheet at June 30, 2002. The results of operations of American Bank of Connecticut for the three and six months ended June 30, 2001 are not included in the unaudited interim consolidated statement of income for those periods. American Bank of Connecticut's results of operations are included in the unaudited interim consolidated statement of income for the three and six months ended June 30, 2002 from the acquisition date forward and are included in the accompanying discussion of the comparison of operating results for the three and six months ended June 30, 2002 and 2001.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

Total assets at June 30, 2002 were $2.89 billion representing an increase of $994.2 million, or 52.3%, over the December 31, 2001 level of $1.90 billion. The increase in assets was primarily due to the acquisition of American Bank of Connecticut, which added approximately $920.0 million in assets. American Savings Bank's (the "Bank") Tier 1 leverage capital ratio was 8.57% at June 30, 2002 compared to 17.7% at December 31, 2001. The Bank's total risk based capital ratio was 16.01% at June 30, 2002 compared to 31.3% at December 31, 2001, and the Company's capital to assets ratio was 15.3% and 20.8% at June 30, 2002 and December 31, 2001, respectively. The reduction in these capital ratios from December 31, 2001 to June 30, 2002 was due primarily to the acquisition of American Bank of Connecticut, stock repurchases and dividend payments.

Cash and cash equivalents decreased $4.3 million from $39.2 million at December 31, 2001 to $34.9 million at June 30, 2002, due primarily to a decrease in federal funds as the Company used all of the $17.1 million of federal funds at December 31, 2001 to fund loan growth and purchase mortgage-backed securities. The decrease was partially offset by a net increase of $12.8 million in cash and deposits held at the Federal Reserve Bank. Deposits at the Federal Reserve Bank increased to accommodate increased wire transfer activity by commercial customers.

The Company acquired $128.5 million in cash and cash equivalents from the acquisition of American Bank of Connecticut which was offset by $73.8 million in cash paid to the American Bank of Connecticut shareholders. The cash acquired was primarily used to fund loan growth, purchase mortgage-backed securities and to fund the Company's seventh share repurchase program.

Investment securities available for sale decreased $13.3 million from $311.3 million at December 31, 2001 to $298.0 million at June 30, 2002. The Company acquired $67.6 million in securities from the acquisition of American Bank of Connecticut. The Company sold $33.8 million of these securities to reposition its portfolio. Additionally, $33.0 million of corporate bonds matured and $9.4 million in securities were sold or called and were reinvested primarily in U.S. Agency mortgage-backed securities. Mortgage-backed securities increased $403.5 million to $628.6 million at June 30, 2002 from $225.1 million at December 31, 2001 due primarily to $244.2 million in mortgage-backed securities acquired from the acquisition and $240.2 million in additional purchases, partially offset by $82.9 million of principal payments and amortization. The purchases were made to utilize some of the cash acquired from American Bank of Connecticut and to take advantage of a steep yield curve by investing part of this cash and overnight federal funds in U. S. Agency mortgage-backed securities with average lives of two to four years and a yield advantage of 200 to 300 basis points over investments maturing within one year.

The increase of $445.2 million in net loans from $1.21 billion at December 31, 2001 to $1.66 billion at June 30, 2002 was driven primarily by the acquisition and loan originations partially offset by refinance activity. Approximately $413.1 million in loans (net of the allowance for loan losses and a premium of $383,000 established in marking to market the American Bank of Connecticut loans) were acquired from the acquisition of American Bank of Connecticut. These loans were comprised of $245.1 million in mortgage loans, $134.7 million in commercial loans and $32.9 million in consumer loans. Additionally, the Company originated approximately $415.0 million in loans during the period primarily due to a high level of refinance activity and an advertising campaign promoting home equity loans. Heavy refinance activity on mortgage loans during the first two months of 2002, limited net loan growth for the period.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $4.6 million at June 30, 2002 compared to $4.3 million at December 31, 2001. Nonperforming assets to total assets were 0.16% at June 30, 2002 and 0.23% at December 31, 2001. Of the total non-performing assets at June 30, 2002, $1.8 million was attributable to assets acquired from the acquisition of American Bank of Connecticut. Real estate owned increased by $18,000 to $95,000 at June 30, 2002 from $77,000 at December 31, 2001. The modest levels of nonperforming assets reflect the Company's strict underwriting guidelines and collection practices. Future increases in nonperforming loans and other real estate owned could occur if economic conditions decline.

The following table sets forth information regarding nonperforming loans and other real estate owned:


                                             JUNE 30,         DECEMBER 31,
                                               2002               2001
                                         -----------------  -----------------
                                               (Dollars in thousands)
   Non-accruing loans:
    One-to four-family real estate        $      3,764      $       3,851
    Commercial                                     400                  -
    Consumer                                       370                353
                                         -----------------  -----------------
      Total                                      4,534              4,204
    Real estate owned                               95                 77
                                         -----------------  -----------------
                                      $          4,629       $      4,281
                                         =================  =================

   Total non-performing loans as
    a percentage of total loans                   0.27%             0.34%

   Total non-performing assets as
    a percentage of total assets                  0.16%             0.23%


The allowance for loan losses at June 30, 2002 and December 31, 2001 was $17.2 million and $10.9 million respectively, which represented 380.4% of nonperforming loans and 1.03% of total loans at June 30, 2002 as compared to 258.9% of nonperforming loans and 0.89% of total loans at December 31, 2001. The increase in the allowance for loan losses of $6.4 million was primarily due to the acquisition of American Bank of Connecticut. The Company recorded loan loss reserves of $8.5 million in the acquisition of American Bank of Connecticut and subsequently sold eight loans acquired from American Bank and charged off $2.1 million in specific reserves related to those loans.

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

The increase in Federal Home Loan Bank ("FHLB") stock of $10.4 million from $17.3 million at December 31, 2001 to $27.6 million at June 30, 2002 was due to the Company recording $9.7 million of FHLB stock from the acquisition and to increases in FHLB advances. As a result of the increase in FHLB borrowings, the Bank is required to increase its FHLB stock holdings.

Net bank premises and equipment increased $3.9 million due primarily to the bank premises and equipment of $4.0 million recorded from the acquisition and $1.3 million in new purchases, partly offset by depreciation of $1.4 million.

Bank Owned Life Insurance ("BOLI") increased by $19.8 million due to the recording of $18.0 million through the acquisition. The remaining increase of $1.8 million represents the increase in the cash surrender value, which was recognized in non-interest income. The investment in BOLI reflects management's strategy to invest in a single premium contract providing a return in excess of other earning assets with comparable risk due to the favorable tax treatment.

Goodwill amounted to $85.9 million at June 30, 2002. The increase was due solely to the acquisition of American Bank of Connecticut and is not subject to amortization. The goodwill will be evaluated for impairment annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and written down if deemed impaired.

Core deposit intangible ("CDI") amounted to $14.3 million at June 30, 2002. CDI was recorded in the acquisition of American Bank of Connecticut during the first quarter and is being amortized using an accelerated method over ten years. The Company recorded approximately $15.6 million of CDI upon the acquisition and has amortized $1.3 million during the six months ended June 30, 2002.

Other assets increased $24.3 million from $5.1 million at December 31, 2002 to $29.4 million at June 30. 2002. The increase was due primarily to $3.5 million in assets acquired from American Bank of Connecticut, $8.8 million in security sales at period end that settled in July 2002, $7.5 million for federal income tax (due primarily to $5.4 million of tax benefits on items related to the acquisition of American Bank of Connecticut and $2.1 million of tax benefits associated with the release of restricted stock and exercise of options) and $3.3 million in items to be processed.

Deposits increased $793.8 million, or 70.6%, from $1.12 billion at December 31, 2001 to $1.92 billion at June 30, 2002. The increase was due primarily to $726.5 million of deposits acquired from the acquisition (including a $4.1 million premium established in marking to market the American Bank of Connecticut certificates of deposit) and net deposit growth of $67.7 million. The net deposit growth was largely the result of a certificate of deposit acquisition campaign initiated in the first quarter of 2002 and a demand deposit campaign in the second quarter of 2002, offset by $365,000 in amortization of the premium on the fair value adjustment. Savings, money market, NOW, and customer demand deposit accounts increased $525.3 million to $971.9 million at June 30, 2002 from $446.6 million at December 31, 2001. Time deposits increased $268.6 million to $946.2 million at June 30, 2002 from $677.6 million at December 31, 2001.

Mortgagors' escrow and other deposits increased $5.8 million, or 21.1%, from $27.5 million at December 31, 2001 to $33.3 million at June 30, 2002. The increase was due primarily to increases in borrowers' tax escrow accounts, which will be paid to municipalities in the third quarter. FHLB advances and other borrowings increased $157.0 million from $311.4 million at December 31, 2001 to $468.4 million at June 30, 2002. The increase represents an increase in FHLB advances of $110.7 million recorded in the American Bank of Connecticut acquisition, including a $3.7 million premium established in marking to market the American Bank of Connecticut FHLB advances and new FHLB advances of $10.0 million, partly offset by $18.0 million of advances that matured and amortization of $786,000 of the fair value adjustment.

Additionally, the Company entered into repurchase agreements for $54.5 million to fund the purchase of mortgage-backed securities. Deferred income tax liability decreased $4.4 million from $19.3 million at December 31, 2001 to $14.9 million at June 30, 2002 due to adjustments in the deferred taxes related to the acquisition and a decrease in the deferred tax liability due to a decrease in the net unrealized gains on securities available for sale. Other liabilities decreased $6.8 million, or 29.2%, from $23.1 million at December 31, 2001 to $16.4 million at June 30, 2002. The decrease was due primarily to the net settlement of a security purchase of $10.1 million pending at December 31, 2001, partly offset by increases of $1.0 million in accrued interest payable, $1.0 million in funds due to investors for loans serviced by the Bank and $1.4 million in reserves for income taxes.

Total stockholder's equity increased $48.7 million, or 12.3%, to $443.6 million at June 30, 2002 from $394.9 million at December 31, 2001. This increase resulted primarily from (1) the issuance of 3,208,715 shares of Company stock with a fair value of $73.8 million and the issuance of stock options with a fair value of $12.0 million, both in conjunction with the American Bank of Connecticut acquisition (2) the net addition to capital of $12.3 million for the exercise of options on the Company's stock, release of restricted stock and the tax benefits related to the exercise of stock options and release of restricted stock and (3) net income of $16.0 million. These increases were partially offset by the purchase by the Company of 1,945,552 shares of common stock totaling $54.6 million, the payment of dividends totaling $8.4 million and a decrease of $3.3 million in accumulated other comprehensive income. The decrease in other accumulated comprehensive income resulted from a decrease in the after-tax net unrealized gain on investments, primarily in the mortgage-backed securities and equity portfolios. In keeping with its capital management strategy, management announced on February 26, 2002 that the Board of Directors had authorized a seventh share repurchase program of 3,208,715 common shares, an amount equal to the shares issued in the Company's acquisition of American Bank of Connecticut. As of June 30, 2002, 1,706,240 shares were still available for repurchase.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND
2001

GENERAL. The Company's consolidated results of operations depend primarily on net interest income, or the difference between interest income earned on the Company's interest-earning assets, such as loans and securities, and the interest expense on the Company's interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income primarily from service charges and other fees earned on fee-based activities such as trust operations, insurance sales, and investment services provided by the Bank's wholly owned subsidiary, American Investment Services, Inc. ("AIS") and from the sale of investment and mortgage-backed securities. The Company's non-interest expenses primarily consist of employee compensation and benefits, occupancy expense, amortization of core deposit intangible, professional services, furniture and fixture expense, advertising and other operating expenses. Results of operations are also affected by general economic and competitive conditions, notably changes in market interest rates, government policies and regulation.

NET INCOME. Net income increased $2.5 million, or 34.1%, to $9.7 million for the quarter ended June 30, 2002 compared to $7.3 million for the same period in 2001. The increase was primarily driven by increases in interest and dividend income of $8.6 million. The increase was partially offset by increases of $2.2 million in interest expense, $1.8 million in non-interest expense, $1.3 million in income taxes and a $915,000 decrease in non-interest income.

Net interest margin declined to 3.39% at June 30, 2002 from 3.51% at June 30, 2001 due primarily to: (1) the effect of the Company's stock buy-back programs which shifted funding from capital which is a non-interest bearing source of funds to borrowings which are interest bearing and (2) the acquisition of American Bank of Connecticut which had a lower net interest margin than the Company.

NET INTEREST INCOME. Net interest income increased $6.3 million, or 43.2%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increase was primarily the result of higher interest income resulting from an increase in interest-earning assets partially offset by an increase in interest expense resulting from the increase of interest-bearing liabilities obtained through the acquisition of American Bank of Connecticut.

Total interest and dividend income increased $8.6 million to $39.0 million in the second quarter of 2002 as compared to $30.4 million in the second quarter of 2001. The increase was due to a $836.3 million increase in average interest-earning assets to $2.53 billion for the quarter ended June 30, 2002 compared to $1.70 billion for the quarter ended June 30, 2001, partially offset by a 102 basis point decrease in average yield to 6.22% (on a tax equivalent basis) for the quarter ended June 30, 2002, due to the lower interest rate environment and the amortization of the premiums established in marking to market the American Bank of Connecticut loans and investments. The rise in interest-earning assets was primarily the result of the acquisition of American Bank of Connecticut. Interest income on loans increased $4.8 million, or 23.1%, to $25.8 million, primarily due to a $473.7 million increase in the average daily balance of loans outstanding for the quarter ended June 30, 2002 as compared to the same period in 2001, partially offset by a 91 basis point decrease in the yield on loans. Interest and dividend income on investment and mortgage-backed securities increased $3.8 million, or 41.7%, for the quarter ended June 30, 2002 compared to the same period of the prior year. The increase resulted primarily from a $337.7 million increase in the average daily balances partially offset by a 113 basis point decrease in the yield earned on such securities.

Total interest expense for the three months ended June 30, 2002 was $17.9 million, an increase of $2.2 million, or 14.3%, compared to $15.7 million for the three months ended June 30, 2001. This increase was primarily due to a $905.9 million increase in the average daily balance of interest-bearing liabilities to $2.27 billion at June 30, 2002 compared to $1.36 billion at June 30, 2001, partially offset by a 145 basis point decrease in the average cost of funds to 3.16%. The increase in average balances reflects the infusion of deposits and FHLB advances from the acquisition. The decrease in average cost of funds reflects the lower interest rate environment that existed during that period, the higher concentration of less expensive core deposits and the amortization of the premium established in marking to market the American Bank of Connecticut certificates of deposit and borrowings.

PROVISION FOR LOAN LOSSES. The Company did not record a provision for loan losses for the three months ended June 30, 2002. This was a reduction from the $100,000 provision for the three months ended June 30, 2001. This decrease reflects the favorable current ratio of the allowance for loan losses to non-performing loans and management's assessment of the exposure to losses that may be inherent in the loan portfolio. At June 30, 2002, the allowance for loan losses was $17.2 million, which represented 380.4% of nonperforming loans, and 1.03% of total loans. This compared to the allowance for loan losses of $10.9 million at June 30, 2001 representing 330.9% of nonperforming loans and 0.90% of total loans. The $6.3 million increase in the allowance for loan losses was primarily the result of the $8.5 million allowance recorded as a result of the American Bank acquisition less $2.0 million in charge-offs on acquired loans that were sold.

The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses inherent in the current loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and other pertinent factors. While management uses the best available information to estimate the allowance for loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the judgement involved, the subjectivity of the assumptions utilized and the potential changes in the economic environment.

NON-INTEREST INCOME. Non-interest income decreased $915,000, or 13.9%, to $5.7 million for the three months ended June 30, 2002 from $6.6 million for the three months ended June 30, 2001, primarily due to a decrease of $2.0 million in net gains on sale of investment securities, partially offset by increases of $544,000 in service charges and fees, $150,000 in investment commissions and advisory fees, $151,000 in the cash surrender value of BOLI and $285,000 in other income.

The increase in service charges and fees was primarily due to the increased deposit fee income resulting from the expansion of the branch network through the acquisition. The increase in investment commissions and advisory fees was due to the expansion of our complement of investment advisory professionals, and the emphasis on growing fee based revenues versus one-time commissions. The increase in the cash surrender value of BOLI was mainly due to the assumption of $18.0 million in BOLI contracts from American Bank. The increase in other income was primarily from gains on loan sales. The decrease in net gains on sale of investment securities was due to equity market conditions offset by gains realized on fixed income securities.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended June 30, 2002 was $12.3 million, an increase of $1.8 million, or 16.9%, compared to $10.5 million for the three months ended June 30, 2001. The increase was primarily due to increases in occupancy, furniture and fixtures, outside services, amortization of core deposit intangible, and other expenses.

Occupancy expense increased $345,000, or 52.6%, furniture and fixtures expense increased $252,000, or 56.9%, outside services increased $168,000, or 23.6%, and other expenses increased $346,000, or 28.0%, primarily attributable to costs associated with the doubling of the Company's retail branch facilities from 17 to 34 branches through the acquisition of American Bank of Connecticut. Due to the acquisition of American Bank of Connecticut, the Company recorded a core deposit intangible. This core deposit intangible totaled $14.3 million at June 30, 2002 and is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense on this intangible was $709,000 during the quarter ended June 30, 2002.

Salaries and employee benefits increased $1.7 million or 33.1%, to $6.9 million for the three months ended June 30, 2002 from $5.2 million, excluding $1.7 million related to the cost of accelerating the vesting of stock-based benefits for certain retired directors for the three months ended June 30, 2001, primarily due to costs associated with the staffing of seventeen additional branches.

INCOME TAX EXPENSE. Income taxes were $4.7 million for the three months ended June 30, 2002 as compared to $3.4 million for the three months ended June 30, 2001. The increase in income taxes was primarily due to an increase in income before income taxes. Dividends paid by the American Savings Mortgage Servicing Company to the Bank are exempt from state taxes, which eliminates state tax liability. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Net Income. Net income increased $1.3 million, or 8.8%, to $16.0 million for the six months ended June 30, 2002 compared to $14.7 million for the same period in 2001. The increase was primarily driven by an increase in interest and dividend income of $13.7 million, partially offset by a $4.0 million increase in interest expense, an $8.1 million increase in non-interest expense, which included one-time merger related expenses of $2.9 million ($1.9 million net of tax), a $1.3 million increase in the amortization of the core deposit intangible, and a $752,000 increase in income taxes. Net income exclusive of one-time expenses related to the acquisition of American Bank of Connecticut was $17.9 million.

Net interest margin declined to 3.38% at June 30, 2002 from 3.64% at June 30, 2001 due primarily to: (1) the effect of the Company's stock buy-back programs which shifted funding from capital which is a non-interest bearing source of funds to borrowings which are interest bearing and (2) the acquisition of American Bank of Connecticut which had a lower net interest margin than the Company.

NET INTEREST INCOME. Net interest income increased $9.7 million, or 31.9%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increase was primarily the result of higher interest income resulting from an increase in interest-earning assets partially offset by an increase in interest expense resulting from the increase of interest-bearing liabilities obtained through the acquisition of American Bank of Connecticut.

Total interest and dividend income increased $13.7 million to $75.5 million in the six months ended June 30, 2002 compared to $61.8 million in the same period of 2001. The increase was due to a $732.1 million increase in average interest-earning assets to $2.43 billion for the period ended June 30, 2002 compared to $1.70 billion for the period ended June 30, 2001, partially offset by a 107 basis point decrease in average yield to 6.28% (on a tax equivalent basis) for the period ended June 30, 2002, due to the lower interest rate environment and the amortization of the premiums established in marking to market the American Bank of Connecticut loans and investments. The rise in interest-earning assets was primarily the result of the acquisition of American Bank of Connecticut. Interest income on loans increased $8.2 million, or 19.2%, to $50.7 million, primarily due to a $430.3 million increase in the average daily balance of loans outstanding for the first six months of 2002 as compared to the same period in 2001, partially offset by a 97 basis point decrease in the yield on loans. Interest and dividend income on investment and mortgage-backed securities increased $5.6 million, or 29.8%, for the six months ended June 30, 2002 compared to the same period of the prior year. The increase resulted primarily from a $255.7 million increase in the average daily balances partially offset by a 98 basis point decrease in the yield earned on such securities.

Total interest expense for the six months ended June 30, 2002 was $35.2 million, an increase of $4.0 million, or 12.7%, compared to $31.3 million for the six months ended June 30, 2001. This increase was primarily due to an $815.1 million increase in the average daily balance of interest-bearing liabilities to $2.16 billion at June 30, 2002 compared to $1.34 billion at June 30, 2001, partially offset by a 139 basis point decrease in the average cost of funds to 3.26%. The increase in average balances reflects the infusion of deposits and FHLB advances from the acquisition of American Bank and an increase of $54.5 million in reverse repurchase agreements. The decrease in the average cost of funds reflects the lower interest rate environment that existed during that period, the higher concentration of less expensive core deposits and the amortization of the premium established in marking to market the American Bank of Connecticut certificates of deposit and borrowings.

PROVISION FOR LOAN LOSSES. The Company did not record a provision for loan losses for the six months ended June 30, 2002. This was a reduction from the $400,000 provision for the six months ended June 30, 2001. This decrease reflects the favorable current ratio of allowance to non-performing loans and management's assessment of the exposure to losses that may be inherent in the loan portfolio.

NON-INTEREST INCOME. Non-interest income remained constant at $10.3 million for the six months ended June 30, 2002 and 2001. Service charges and fees increased $1.2 million, investment commissions and advisory fees increased $277,000, cash surrender value of BOLI increased $220,000, and other income increased $297,000. The increase in service charges and fees was primarily due to the increased deposit fee income resulting from the expansion of the branch network through the acquisition. The increase in investment commissions and advisory fees was due to the expansion of our complement of investment advisory professionals, and the emphasis on growing fee based revenues versus one-time commissions. The increase in the cash surrender value of BOLI was mainly due to the assumption of $18.0 million in BOLI contracts from American Bank. The increase in other income was primarily from the gain on sale of commercial loans in the second quarter of 2002. These increases were offset by a $1.9 million decrease in gains on sale of investment securities due to equity market conditions offset by gains realized on fixed income securities.

NON-INTEREST EXPENSE. Non-interest expense for the six months ended June 30, 2002 was $26.8 million, an increase of $8.1 million, or 43.1%, compared to $18.8 million for the six months ended June 30, 2001. The increase was primarily due to increases in salaries and employee benefits, occupancy, furniture and fixtures, outside services, amortization of core deposit intangible, other expenses and one-time merger expenses relating to the acquisition of American Bank of Connecticut.

During the first six months of 2002, the Company recorded non-interest expenses totaling $2.9 million ($1.9 million, net of tax) that are nonrecurring in nature and are related to the acquisition of American Bank of Connecticut. Salaries and employee benefits increased $3.4 million or 34.1%, to $13.5 million for the six months ended June 30, 2002 from $10.0 million, excluding the $1.7 million related to the cost of accelerating the vesting of stock-based benefits for certain retired directors for the six months ended June 30, 2001, primarily due to costs associated with the staffing of 17 additional branches, costs associated with stock-based incentive plans, and general salary and benefit increases. Occupancy expense increased $608,000, or 45.1%, furniture and fixtures expense increased $434,000, or 50.1%, outside services increased $420,000, or 28.9%, and other expenses increased $628,000, or 26.1%, which was primarily attributable to costs associated with the doubling of the Company's retail branch facilities from 17 to 34 branches through the acquisition of American Bank of Connecticut. Due to the acquisition of American Bank of Connecticut, the Company recorded a core deposit intangible. This core deposit intangible totaled $14.3 million at June 30, 2002 and is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense on this intangible was $1.3 million during the six months ended June 30, 2002.

INCOME TAX EXPENSE. Income taxes were $7.7 million for the six months ended June 30, 2002 as compared to $6.9 million for the six months ended June 30, 2001. The increase in income taxes was primarily due to an increase in income before income taxes. Dividends paid by the American Savings Mortgage Servicing Company to the Bank are exempt from state taxes, which eliminates state tax liability. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COSTS

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


                                                                           FOR THE THREE MONTHS ENDED
                                                            JUNE 30,2002                                   JUNE 30, 2001
                                          -----------------------------------------------------------------------------------------
                                                                           AVERAGE                                        AVERAGE
                                          AVERAGE BALANCE     INTEREST    YIELD/RATE     AVERAGE BALANCE      INTEREST   YIELD/RATE
                                          --------------      --------    ----------     ---------------      --------   ----------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
   Loans (1)                                $ 1,634,748      $  25,801         6.31%        $  1,161,023       $  20,962       7.22%
   Federal funds sold                            28,492            123         1.73               18,495             208       4.50
   Investment securities-taxable and
      Interest-earning deposits                 219,221          2,874         5.24              231,912           3,765       6.49
   Investment securities-tax exempt (2)          44,784            890         7.95               26,905             576       8.56
   Dividends-tax exempt (2)                       3,761          1,260       134.01                5,350             865      64.67
   Mortgage-backed securities                   573,366          8,182         5.71              239,249           4,122       6.89
   FHLB stock                                    27,629            257         3.72               12,739             199       6.25
                                         ---------------     ----------  -----------    ----------------     ----------- -----------
      Total interest-earning assets           2,532,001      $  39,387         6.22%           1,695,673       $  30,696       7.24%
Non-interest-earning assets                     327,543                                          183,481
                                         ---------------                                ----------------
      Total assets                         $  2,859,544                                     $  1,879,154
                                           ============                                     ============


INTEREST-BEARING LIABILITIES:
   Deposits
      Money management accounts            $    345,949      $   1,800         2.08%       $      82,370       $     637       3.09%
      NOW accounts                              166,379            235         0.56               87,767             185       0.84
      Savings and IRA passbook accounts         360,636          1,429         1.58              211,239           1,052       1.99
      Certificates of deposit                   948,276          9,057         3.82              717,746           9,989       5.57
                                         ---------------      -----------  --------       --------------     ----------- -----------
         Total interest-bearing
           deposits                           1,821,240         12,521         2.75            1,099,122          11,863       4.32
   FHLB advances and other borrowings(3)        446,588          5,413         4.85              262,825           3,828       5.83
                                         ---------------      -----------  --------      ---------------     ----------- -----------
         Total interest-bearing               2,267,828      $  17,934         3.16%           1,361,947       $  15,691       4.61%
           liabilities
   Non-interest bearing demand deposits         103,486                                           36,416
   Other non-interest-bearing                    39,907                                           45,573
     liabilities                         ---------------                                  --------------
         Total liabilities                    2,411,221                                        1,443,936
Stockholders' equity                            448,323                                          435,218
                                                                                          --------------
         Total liabilities and equity      $  2,859,544                                    $   1,879,154
                                         ==============                                   ==============
   Net interest-earning assets             $    264,173                                    $     333,726
                                         ==============                                    =============
   Net interest income                                       $  21,453                                         $  14,887
                                                             =========                                         =========
   Interest rate spread                                                        3.06%                                           2.60%
                                                                              =====                                           =====
   Net interest margin (net interest
      income as a percentage of                                                3.39%                                           3.51%
      interest-earning assets)                                                =====                                           =====
   Ratio of interest-earning  assets
      to interest-bearing liabilities                                        111.65%                                         124.50%
                                                                             ======                                          ======

NOTE 1 - AVERAGE BALANCES INCLUDE NONACCRUAL LOANS
NOTE 2 - TAX EXEMPT INTEREST IS CALCULATED ON A TAX EQUIVALENT BASIS AT A MARGINAL RATE OF 35.0%
NOTE 3 - INCLUDES MORTGAGE ESCROW ACCOUNTS


                                                                            FOR THE SIX MONTHS ENDED
                                                         JUNE 30,2002                                   JUNE 30, 2001
                                            ------------------------------------------------------------------------------------
                                                                           AVERAGE                                        AVERAGE
                                          AVERAGE BALANCE     INTEREST    YIELD/RATE     AVERAGE BALANCE      INTEREST   YIELD/RATE
                                          --------------      --------    ----------     ---------------      --------   ----------
                                                                            (DOLLARS IN THOUSANDS)

INTEREST - EARNING ASSETS:
   Loans (1)                                $ 1,585,221      $  50,728         6.40%       $  1,154,881       $  42,570        7.37%
   Federal funds sold                            51,084            438         1.71              19,190             478        4.98
   Investment securities-taxable and
      Interest-earning deposits                 234,390          6,081         5.19             238,561           7,815        6.55
   Investment securities-tax exempt(2)           42,477          1,722         8.11              26,901           1,155        8.59
   Dividends-tax exempt (2)                       4,297          2,537       118.08               5,386           1,655       61.46
   Mortgage-backed securities                   488,831         14,356         5.87             243,412           8,380        6.89
   FHLB stock                                    26,611            494         3.71              12,474             417        6.69
                                         ---------------     ----------   ----------      --------------     ----------- -----------
         Total interest-earning assets        2,432,911      $  76,356         6.28%          1,700,805       $  62,470        7.35%
Non-interest-earning assets                     307,979                                         184,905
                                                                                          --------------
         Total assets                       $ 2,740,890                                    $  1,885,710
                                            ===========                                   ==============

INTEREST-BEARING LIABILITIES:
   Deposits
      Money management accounts             $   320,416      $   3,409         2.13%       $     76,697       $   1,199        3.13%
      NOW accounts                              156,572            439         0.56              87,618             395        0.90
      Savings and IRA passbook accounts         339,787          2,673         1.57             208,815           2,074        1.99
      Certificates of deposit                   921,066         18,358         3.99             723,952          20,359        5.62
                                         ---------------     -----------  ----------      --------------     -----------  ----------
         Total interest-bearing
           deposits                           1,737,841         24,879         2.86           1,097,082          24,027        4.38
   FHLB advances and other borrowings (3)       421,780         10,369         4.92             247,455           7,257        5.87
                                         ---------------     -----------  ----------      --------------     ----------- -----------
         Total interest-bearing
           liabilities                        2,159,621      $  35,248         3.26%          1,344,537       $  31,284        4.65%
                                         ---------------     ----------- -----------                          ----------   ---------
   Non-interest bearing demand deposits          95,666                                          31,702
   Other non-interest-bearing liabilities        40,297                                          45,173
                                         ---------------                                  --------------
         Total liabilities                    2,295,584                                       1,421,412
Stockholders' equity                            445,306                                         464,298
                                                                                          --------------
         Total liabilities and equity       $ 2,740,890                                    $  1,885,710
                                            ===========                                    ============
   Net interest-earning assets              $   273,290                                    $    356,268
                                            ===========                                    ============
   Net interest income                                       $  41,108                                        $  30,943
   Interest rate spread                                      =========                                        =========
                                                                               3.02%                                           2.67%
   Net interest margin (net interest                                           ====                                            ====
      income as a percentage of
interest-earning assets)                                                       3.38%                                           3.64%
                                                                               ====                                            ====
   Ratio of interest-earning assets V
      interest-bearing liabilities                                           112.65%                                         126.50%
                                                                             =======                                         ======

NOTE 1 - AVERAGE BELOW INCLUDE NONACCRUAL LOANS
NOTE 2 - TAX EXEMPT INTEREST IS CALCULATED ON A TAX EQUIVALENT BASIS AT A MARGINAL RATE OF 35.0%
NOTE 3 - INCLUDES MORTGAGE ESCROW ACCOUNTS

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company's main source of liquidity is dividends from the Bank, while the main outflows are the payments of dividends, purchase of treasury stock and operating expenses. The Bank cannot pay dividends to the Company without prior approval of the State of Connecticut Department of Banking because the Bank has paid dividends in excess of the sum of the Bank's net profits for the current year combined with its retained net profits from the preceding two calendar years. Regulations also prohibit the payment of dividends by the Bank if doing so would cause it to be "undercapitalized." Further restrictions prohibit the payment of dividends if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations. Management does not expect the Bank to be unable to pay dividends to the Company in the future since the Bank exceeds all capital ratios required by statute and the liquidation account value is less than the amount of capital required to maintain minimum capital ratios.

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

Time deposits that are scheduled to mature in one-year or less from June 30, 2002 total $667.1 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2002, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under regulatory guidelines.

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

In recent years, the Company has used the following strategies to manage interest rate risk: (1) emphasizing the origination of adjustable-rate loans and periodically selling longer term fixed-rate loans as market interest rate conditions dictate; (2) emphasizing shorter-term consumer loans; (3) maintaining a high quality securities portfolio that provides adequate liquidity and flexibility to take advantage of opportunities that may arise from fluctuations in market interest rates, the overall maturity of which is monitored in relation to the repricing of its loan portfolio; and (4) using Federal Home Loan Bank advances and repurchase agreements to better structure maturities of its interest rate sensitive liabilities. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

The Company's market risk also includes equity price risk. The marketable equity securities portfolio had net unrealized gains of $42.7 million at June 30, 2002 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

QUANTITATIVE ASPECTS OF MARKET RISK

The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. These assumptions may be effected by many factors outside of the Company's control and thus undue reliance should not be placed on these computations. Further, these computations do not reflect any actions that management may undertake in responses to changes in interest rates. The table below sets forth, as of June 30, 2002 and December 31, 2001, estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous changes in market interest rates of 200 basis points up and 100 basis points down.

In an up 200 basis point environment, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities, including Collateralized Mortgage Obligations and Mortgage-backed Securities, were 11.87% and 13.66% on June 30, 2002 and December 31, 2001, respectively. In a down 100 basis point environment, the CPR prepayment assumptions were 27.26% and 24.78% on June 30, 2002 and December 31, 2001, respectively. At December 31, 2001, the rates paid on non-maturity deposits were assumed to change as follows: savings, NOW, and non-premium rate money market accounts were assumed not to change under a rising or falling interest rate environment; premium rate money market accounts were assumed to increase 50 basis points if interest rates increased 200 basis points and decrease 50 basis points if interest rates decreased 100 basis points. At June 30, 2002, the assumptions are the same except for premium rate money market accounts, which were assumed to increase 100 basis points if interest rates increased 200 basis points. The banking industry has experienced a significant increase in money market balances, which to some extent has been the result of customers investing funds in money market accounts rather than equity securities, due to the poor performance in the equity markets. As the market for equity investments improves and/or returns on competing investments rise, money market balances could be subject to greater interest rate sensitivity. Consequently management decided to reflect this possibility by making the assumption that the rates paid on premium money market accounts would change by 100 basis points (as opposed to 50 basis points) if there is a 200 basis point change in market interest rates.


        Increase\                           Estimated Increase (Decrease) in Annual Net Interest Income
                               --------------------------------------------------------------------------------------
        (Decrease)                           June 30, 2002                            December 31, 2001
        in market
        Interest rates
        in basis points
        (Rate Shock)                   $                    %                       $                     %
        ---------------------- ------------------ ----------------------- ----------------------- -------------------
                                    Change                Change                  Change                Change

        200                          $ 728                0.83%                  $ 2,953                4.28%
        Static                         -                    -                       -                     -
        (100)                      $(2,426)              (2.78)%                 $(2,906)              (4.80)%


Comparing the changes in net interest income on June 30, 2002 and December 31, 2001, the estimated percentage change in net interest income decreased by 2.02% from (4.80%) to (2.78%) under a down 100 basis point environment. Under an up 200 basis point environment, the estimated percentage change in net interest income worsened by 3.45% from 4.28% to 0.83%. The change in both the up 200 and down 100 basis point environments was due to the reduction in the ratio of rate sensitive assets to rate sensitive liabilities because of the investment in longer term assets. The investment in longer-term assets, primarily investment securities, was executed by investing overnight Federal Funds and cash flows from the securities and loan portfolios into assets with a 2-4 year average life. Without a material impact on risk, management elected to take advantage of the steep yield curve, adding approximately 200 to 300 basis points in yield over investment due within one year. In addition, the decrease in the percentage change in net interest income in an up 200 basis point environment was impacted further by the change in the assumption for premium rate money market accounts from an increase of 50 basis points to 100 basis points if interest rates increased 200 basis points.

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

PART II. ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

PART II. ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

PART II. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual meeting on April 29, 2002. At that meeting shareholders voted on and approved the election of Marie S. Gustin, with 19,105,432 votes for and 647,403 votes withheld, Mark E. Karp, with 19,109,211 votes for and 643,624 votes withheld, and Gregory B. Howey, with 19,106,932 votes for and 645,903 votes withheld, as directors for a three year term to expire in 2005. Shareholders also ratified the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2002, which passed with 18,748,623 shares of shareholders present or voting by proxy casting votes for, 523,111 votes against and 481,094 abstentions.

PART II. ITEM 5. OTHER INFORMATION
None

PART II. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a)      Exhibits

        The following exhibits are included herein:

        3.1   Certificate of Incorporation of American Financial Holdings, Inc.*
        3.2   Bylaws of American Financial Holdings, Inc.**
        4.0   Draft Stock Certificate of American Financial Holdings, Inc.*
       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002
       99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002


        * Incorporated by reference into this document from the Exhibits to the Form S-1 Registration Statement, and any amendments thereto, Registration No. 333-84463

        ** Incorporated by reference into this document from the exhibits filed with the Form 10-K on March 27, 2002,
           (Commission File No. 0-27399)

b)      Reports on Form 8-K

        On April 3, 2002, the Company filed a Form 8-K/A in which it disclosed under Item 7 the required Financial Statements relating to the acquisition of American Bank of Connecticut, a Connecticut-chartered stock savings bank. The merger was completed on January 18, 2002 pursuant to an Agreement and Plan of Merger, dated July 18, 2001, by and between American Financial, American Savings and American Bank of Connecticut.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            American Financial Holdings, Inc.

Date: August 13, 2002       /s/ Robert T. Kenney
                            ---------------------
                            Robert T. Kenney
                            Chairman, President and Chief Executive Officer

Date: August 13, 2002       /s/ Charles J. Boulier, III
                            ---------------------------
                            Charles J. Boulier, III
                            Senior Executive Vice President, Treasurer
                            and Chief Financial Officer