Form 10-Q
period 2002-09-30
AMERICAN FINANCIAL HOLDINGS INC
filed 2002-11-12
CIK 1095862

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended September 30, 2002 or

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

Yes [X]                   No [ ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __X__   No _____

                      Common Stock Par Value $.01 Per Share
                  22,001,416 Outstanding as of October 29, 2002

                                      INDEX
                                      -----



Part I.  Financial Information

         Item 1. Interim Financial Statements                                                             Page

                 Consolidated Balance Sheets (unaudited) as of September 30, 2002 and                        1
                   December 31, 2001

                 Consolidated Statements of Income (unaudited) for the Three and                             2
                   Nine Months Ended September 30, 2002 and September 30, 2001

                 Consolidated Statements of Cash Flows (unaudited) for the Nine Months                       3
                   Ended September 30, 2002 and September 30, 2001

                 Notes to Interim Consolidated Financial Statements (unaudited)                              4

         Item 2. Management's Discussion and Analysis of Consolidated Financial                             14
                   Condition and Results of Operations

         Item 3. Qualitative and Quantitative Disclosures about Market Risk                                 25

         Item 4. Controls and Procedures                                                                    27

Part II. Other Information

         Item 1. Legal Proceedings                                                                          27

         Item 2. Changes in Securities and Use of Proceeds                                                  27

         Item 3. Defaults Upon Senior Securities                                                            28

         Item 4. Submission of Matters to a Vote of Security Holders                                        28

         Item 5. Other Information                                                                          28

         Item 6. Exhibits and Reports on Form 8-K                                                           28

Signatures                                                                                                  29

Certifications                                                                                              30


AMERICAN FINANCIAL HOLDINGS
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                      September 30, 2002      December 31, 2001
                                                                                      ------------------      -----------------
                                                                                    (In thousands, except share and per share data)
ASSETS
   Cash and due from banks:
    Non-interest bearing                                                                   $    39,520              $    20,903
    Interest bearing                                                                                24                    1,230
                                                                                      -----------------    ---------------------
      Total cash and due from banks                                                             39,544                   22,133
   Federal funds sold                                                                              -                     17,050
                                                                                      -----------------    ---------------------
      Cash and cash equivalents                                                                 39,544                   39,183

   Investment securities available for sale, at fair value (notes 2 and 6)                     272,769                  311,293
   Mortgage-backed securities available for sale, at fair value (notes 2 and 6)                681,090                  225,101
   Loans, less allowance for loan losses of $17,220 at September 30, 2002 and
    $10,887 at December 31, 2001 (notes 3 and 6)                                             1,616,279                1,214,847
   Accrued interest and dividends receivable on investments                                      7,645                    6,076
   Accrued interest receivable on loans                                                          7,100                    5,044
   Federal Home Loan Bank stock                                                                 27,629                   17,279
   Bank premises and equipment, net                                                             16,935                   13,490
   Real estate owned                                                                               -                         77
   Cash surrender value of life insurance                                                       84,018                   63,144
   Goodwill (note 6)                                                                            85,947                      -
   Core deposit intangible, net (note 6)                                                        13,607                      -
   Other assets                                                                                 16,931                    5,062
                                                                                      -----------------    ---------------------
      Total Assets                                                                         $ 2,869,494              $ 1,900,596
                                                                                      =================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits                                                                                $ 1,915,422              $ 1,124,249
   Mortgagors' escrow and other deposits                                                        22,910                   27,505
   FHLB advances and other borrowings                                                          459,648                  311,444
   Deferred income tax liability, net                                                           13,884                   19,321
   Accrued interest payable on deposits and borrowings                                           2,526                    1,855
   Other Liabilities                                                                            24,447                   21,275
                                                                                      -----------------    ---------------------
      Total Liabilities                                                                      2,438,837                1,505,649

   Stockholders' Equity
         Preferred stock, $.01 par value; authorized 10,000,000 shares,
               none issued                                                                         -                        -
         Common stock, $.01 par value; authorized 120,000,000 shares,
               28,871,100 shares issued                                                            289                      289
         Additional paid-in capital                                                            303,792                  285,953
         Unallocated common stock held by ESOP                                                 (22,386)                 (22,386)
         Stock-based compensation                                                                 (315)                    (266)
         Treasury stock                                                                       (178,789)                (188,746)
         Retained earnings                                                                     291,159                  278,315
         Accumulated other comprehensive income                                                 36,907                   41,788
                                                                                      -----------------    ---------------------
      Total Stockholders' Equity                                                               430,657                  394,947
                                                                                      -----------------    ---------------------
      Total Liabilities and Stockholders' Equity                                           $ 2,869,494              $ 1,900,596
                                                                                      =================    =====================

   See accompanying notes to unaudited interim consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                                  For the Three Months       For the Nine Months
                                                                                   Ended September 30,       Ended September 30,
                                                                                 -----------------------    ----------------------
                                                                                    2002        2001           2002        2001
                                                                                 ----------  ----------     ----------  ----------
                                                                                      (In thousands, except per share data)
Interest and dividend income:
    Real estate mortgage loans                                                   $  15,807  $  15,410       $  50,174  $  45,117
    Commercial loans                                                                 3,329         33           9,046         58
    Consumer loans                                                                   5,661      5,907          16,305     18,745
    Mortgage-backed securities                                                       8,599      3,879          22,955     12,259
    Federal funds sold                                                                  32          3             469        481
    Investment securities:
       Interest-taxable                                                              2,397      3,586           8,478     11,401
       Interest-tax exempt                                                             614        391           1,734      1,141
       Dividends                                                                     1,373      1,038           4,184      2,867
                                                                                  ---------  ---------       ---------  ---------
          Total interest and dividend income                                        37,812     30,247         113,345     92,069
                                                                                  ---------  ---------       ---------  ---------

Interest expense:
    Deposits                                                                        11,855     10,677          36,733     34,704
    Federal Home Loan Bank advances and other
       borrowings                                                                    5,569      4,636          15,938     11,893
                                                                                  ---------  ---------       ---------  ---------
          Total interest expense                                                    17,424     15,313          52,671     46,597
                                                                                  ---------  ---------       ---------  ---------

          Net interest income before provision for loan losses                      20,388     14,934          60,674     45,472

Provision for loan losses                                                              -           50             -          450
                                                                                  ---------  ---------       ---------  ---------
          Net interest income after provision for loan losses                       20,388     14,884          60,674     45,022
                                                                                  ---------  ---------       ---------  ---------

Non-interest income:
    Service charges and fees                                                         1,976      1,216           5,359      3,411
    Investment commissions and advisory fees                                           680        509           2,055      1,607
    Net gain on sale of investment and mortgage-backed securities                    1,638      1,381           4,805      6,539
    Increase in cash surrender value of life insurance                               1,047        742           2,860      2,335
    Other                                                                              185         93             705        315
                                                                                  ---------  ---------       ---------  ---------
          Total non-interest income                                                  5,526      3,941          15,784     14,207
                                                                                  ---------  ---------       ---------  ---------

Non-interest expense:
    Salaries and employee benefits                                                   7,196      5,476          20,658     17,213
    Occupancy expense                                                                  980        598           2,936      1,946
    Furniture and fixture expense                                                      643        436           1,943      1,303
    Outside services                                                                   756        748           2,630      2,203
    Advertising                                                                        166        256           1,211      1,207
    Acquisition related expenses                                                       938        -             3,838          -
    Amortization of core deposit intangible                                            709        -             1,990          -
    Other                                                                            1,262      1,167           4,292      3,569
                                                                                  ---------  ---------       ---------  ---------
          Total non-interest expense                                                12,650      8,681          39,498     27,441
                                                                                  ---------  ---------       ---------  ---------

          Income before income taxes                                                13,264     10,144          36,960     31,788

Income taxes                                                                         4,188      3,110          11,885     10,054
                                                                                  ---------  ---------       ---------  ---------

          Net income                                                             $   9,076  $   7,034       $  25,075  $  21,734
                                                                                  =========  =========       =========  =========

Basic earnings per share                                                         $    0.48  $    0.37       $    1.24  $    1.03
Diluted earnings per share                                                            0.44       0.34            1.15       0.98
Dividends per share                                                                   0.18      0.165            0.54      0.495

See accompanying notes to unaudited interim consolidated financial statements.

AMERICAN FINANCIAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                        For the nine months ended
                                                                                                            September 30,
                                                                                                        -------------------------
                                                                                                           2002          2001
                                                                                                        -----------   -----------
                                                                                                           (In thousands)
Operating activities:
     Net income                                                                                       $     25,075   $    21,734
     Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                                           -             450
           Amortization of core deposit intangible                                                           1,990           -
           Depreciation and amortization of bank premises and equipment                                      2,139         1,467
           Loss on disposition of fixed assets                                                                   4           -
           Net accretion of discounts                                                                       (1,032)       (1,255)
           Amortization of fair market adjustments from American Bank acquisition:
              Investments                                                                                    1,958           -
              Loans                                                                                             48           -
              Time deposits                                                                                   (568)          -
              Federal Home Loan Bank advances                                                               (1,188)          -
           Gain on sale of investment and mortgage-backed securities                                        (4,805)       (6,539)
           Increase in net deferred loan origination costs                                                  (2,272)       (2,141)
           Gain on sale of loans                                                                              (290)          (15)
           Net gain on disposition of real estate owned                                                        (74)         (120)
           Deferred income tax benefit                                                                      (3,068)         (526)
           Tax benefit from exercise of nonqualified stock options                                           6,060           -
           Changes in operating assets and liabilities, net of amounts acquired:
              (Increase) decrease in accrued interest and dividends receivable                                 (38)          698
              Increase in other assets                                                                        (897)       (2,271)
              Increase in other liabilities                                                                  2,363         4,043
              Increase in cash surrender value of life insurance                                            (2,860)       (2,335)
                                                                                                        -----------   -----------
              Net cash provided by operating activities                                                     22,545        13,190
                                                                                                        -----------   -----------

Investing activities:
     Net cash and cash equivalents recorded in a purchase business combination                              54,686           -
     Investment securities available for sale:
        Purchases                                                                                           (9,191)      (20,546)
        Principal paydowns                                                                                     948           -
        Proceeds from sales                                                                                 51,543        20,178
        Proceeds from maturities                                                                            48,000        27,000
     Mortgage-backed securities available for sale:
        Purchases                                                                                         (344,469)          -
        Principal paydowns                                                                                 122,165        28,684
        Proceeds from sales                                                                                 18,483         2,530
     Proceeds from sale of loans                                                                             9,167         8,923
     Net decrease (increase) in loans                                                                        4,731       (92,160)
     Purchase of Federal Home Loan Bank stock                                                                 (650)       (5,085)
     Purchases of bank premises and equipment                                                               (1,602)         (971)
     Proceeds from the sales and disposition of bank premises and equipment                                  1,048            27
     Proceeds from the sales of real estate owned                                                              599           639
     Purchase of life insurance                                                                                -         (15,000)
                                                                                                        -----------   -----------
           Net cash used by investing activities                                                           (44,542)      (45,781)
                                                                                                        -----------   -----------

Financing activities:
     Increase (decrease) in deposits                                                                        65,548       (17,002)
     Decrease  in mortgagors' escrow and other deposits                                                     (4,510)       (3,800)
     Long term advances from the Federal Home Loan Bank                                                    886,111       168,500
     Maturities of long term advances from the Federal Home Loan Bank                                     (914,258)            -
     Short term advances from FHLB                                                                             -       1,157,069
     Maturities of short term advances from FHLB                                                               -      (1,155,021)
     Net increase in repurchase agreements                                                                  54,500           -
     Net increase in commercial repurchase agreements                                                       12,345           -
     Cash dividends paid                                                                                   (12,231)      (11,766)
     Net acquisition of common stock for stock-based compensation                                              (50)         (160)
     Purchases of treasury stock                                                                           (83,541)     (122,077)
     Net issuance of stock for exercise of options and release of restricted stock                          18,444         7,863
                                                                                                        -----------   -----------
           Net cash provided by financing activities                                                        22,358        23,606
                                                                                                        -----------   -----------

Increase (decrease) in cash and cash equivalents                                                               361        (8,985)

Cash and cash equivalents at beginning of period                                                            39,183        29,054
                                                                                                        -----------   -----------

Cash and cash equivalents at end of period                                                            $     39,544   $    20,069
                                                                                                        ===========   ===========

Supplemental information:
     Cash paid during the period:
        Income taxes                                                                                  $      9,077   $     9,550
        Interest on deposits and borrowings                                                                 52,000        46,133
     Transfers of loans to real estate owned                                                                   275           590
     Fair value of assets recorded in a purchase business combination                                      771,654           -
     Fair value of liabilities recorded in a purchase business combination                                 840,156           -
     Common (treasury) stock and options issued in a purchase business combination                          85,833           -

See accompanying notes to unaudited interim consolidated financial statements.

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS AND ACQUISITION ACTIVITY

       American Financial Holdings, Inc. (the "Company" or the "Parent Company") is a savings and loan holding company. The Company's subsidiary, American Savings Bank (the "Bank"), provides a wide range of banking, financing, fiduciary and other financial services to individuals and businesses located primarily in Connecticut and to a lesser extent in Massachusetts. The Company is subject to the regulation of certain state and federal agencies and undergoes periodic examination by those regulatory authorities.

       On August 22, 2002, the Company announced that it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $709.3 million in cash and stock. Under the terms of the agreement, American Financial shareholders can elect to receive either $32.00 or 1.22 shares of Banknorth common stock for each share of American Financial stock they own, plus cash in lieu of any fractional share interest. Elections are subject to allocation procedures which are intended to ensure that 50% of the Company common stock outstanding immediately prior to the completion of the acquisition will be converted into shares of Banknorth common stock. Banknorth is a registered bank holding company and financial holding company headquartered in Portland, Maine. The proposed transaction is expected to close in the first quarter of 2003 and is subject to all required regulatory approvals, the approval by shareholders of the Company at a meeting to be held on November 19, 2002 and other customary conditions. Certain merger costs will be incurred by the Company prior to the expected closing date.

       On January 18, 2002, the Company, through the Bank, completed its acquisition of American Bank of Connecticut a Connecticut-chartered savings bank ("American Bank"), by acquiring all of the outstanding common stock of American Bank for approximately $162.0 million in stock and cash (see Note 6).

       BASIS OF FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's 2001 annual report filed on Form 10-K. The unaudited interim consolidated financial statements include the accounts of the Parent Company, the Bank and the Bank's wholly-owned subsidiaries, American Investment Services, Inc. and American Savings Bank Mortgage Servicing Company. All significant intercompany transactions have been eliminated in consolidation. In preparing the unaudited interim consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)



       results could differ from those estimates. Material estimates that are particularly susceptible to changes in the near-term include the determination of the allowance for loan losses.

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

 (2)   INVESTMENT AND MORTGAGE-BACKED SECURITIES

       The Company classified all investment and mortgage-backed securities as available for sale as of September 30, 2002 and December 31, 2001. The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of investment and mortgage-backed securities at September 30, 2002 and December 31, 2001 are as follows:

                                                                            SEPTEMBER 30, 2002
                                                    -----------------------------------------------------------------------
                                                                            GROSS             GROSS            ESTIMATED
                                                      AMORTIZED          UNREALIZED         UNREALIZED            FAIR
                                                        COST                GAINS             LOSSES             VALUE
                                                    ---------------     -------------    ---------------    ---------------
                                                                              (In thousands)
   Investment securities:
      U.S. Treasury notes                          $       5,015       $       499      $           -       $       5,514
      U.S. Government agencies                            19,807             1,795                  -              21,602
      Corporate bonds                                     90,997             3,373                 (1)             94,369
      Municipal bonds                                     59,859             5,838                 (6)             65,691
      Trust preferred stock                               38,883             2,972                  -              41,855
      Marketable equity securities                        14,302            30,098               (662)             43,738
                                                    ---------------     ------------     ---------------     --------------

      Total investment securities                        228,863            44,575               (669)            272,769
                                                    ---------------     ------------     ---------------     --------------

   Mortgage-backed securities:
       U.S. Government and agency pass
             through securities                          503,149            12,355               (377)            515,127
       U.S. Agency issued collateralized
             mortgage obligations                        161,205             4,758                  -             165,963
                                                    ---------------     ------------     ---------------     --------------

       Total mortgage-backed securities                  664,354            17,113               (377)            681,090
                                                    ---------------     ------------     ---------------     --------------

       Total available for sale                    $     893,217       $    61,688      $      (1,046)      $     953,859
                                                    ===============     ============     ===============     ==============

         At September 30, 2002, the net unrealized gain on securities available for sale of $60.6 million, offset by income taxes of $24.2 million, is included in accumulated other comprehensive income in stockholders' equity.

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)



                                                                           DECEMBER 31, 2001
                                                    ----------------------------------------------------------------
                                                                        GROSS            GROSS          ESTIMATED
                                                      AMORTIZED       UNREALIZED       UNREALIZED         FAIR
                                                        COST            GAINS            LOSSES           VALUE
                                                    -------------   -------------    -------------    -------------
                                                                           (In thousands)
   Investment securities:
       U.S. Treasury notes                         $       5,020    $        438    $         --     $       5,458
       U.S. Government agencies                           19,779           1,367              --            21,146
       Corporate bonds                                   146,026           5,771              (1)          151,796
       Municipal bonds                                    45,054           2,242            (158)           47,138
       Trust preferred stock                              26,346           1,398              --            27,744
       Marketable equity securities                        7,128          51,185            (302)           58,011
                                                    -------------    ------------    -------------    -------------
           Total investment securities                   249,353          62,401            (461)          311,293
                                                    -------------    ------------    -------------    -------------

   Mortgage-backed securities:
         U.S. Government and agency pass
              through securities                         101,314           2,924              --           104,238
         U.S. Agency issued collateralized
              mortgage obligations                       116,223           4,640              --           120,863
                                                    -------------    ------------    -------------    -------------

           Total mortgage-backed securities              217,537           7,564              --           225,101
                                                    -------------    ------------    -------------    -------------
           Total available for sale                $     466,890    $     69,965    $       (461)    $     536,394
                                                    =============    ============    =============    =============

       At December 31, 2001, the net unrealized gain on securities available for sale of $69.5 million, offset by income taxes of $27.7 million, is shown as accumulated other comprehensive income of $41.8 million in stockholders' equity.

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)



(3)    LOANS RECEIVABLE

       The composition of the Company's loan portfolio was as follows:

                                                                         September 30,               December 31,
                                                                             2002                        2001
                                                                       -------------------       -------------------
                                                                                       (In thousands)

Real estate mortgage loans:
   One to four family                                                      $ 962,705                 $   832,177
   Residential construction                                                   15,537                       9,437
                                                                       -------------------       -------------------
       Total real estate mortgage loans                                      978,242                     841,614
                                                                       -------------------       -------------------

Commercial loans:
    Commercial business                                                       82,712                       3,690
    Commercial mortgage                                                       64,111                           -
    Commercial construction                                                   19,925                           -
                                                                       -------------------       -------------------
        Total commercial loans                                               166,748                       3,690
                                                                       -------------------       -------------------

Consumer loans:
     Home equity loans and lines of credit                                   469,158                     360,166
     Automobile                                                                8,625                      12,881
     Other                                                                     4,170                       2,197
                                                                       -------------------       -------------------
         Total consumer loans                                                481,953                     375,244
                                                                       -------------------       -------------------

         Total loans                                                       1,626,943                   1,220,548

Premiums on loans purchased, deferred loan fees and
  costs, net                                                                   6,556                       5,186
Allowance for loan losses                                                    (17,220)                    (10,887)
                                                                       -------------------       -------------------

Loans receivable, net                                                     $1,616,279                 $ 1,214,847
                                                                       ===================       ===================

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)



(4)    COMPREHENSIVE INCOME

       The following tables represent components (and the related tax effects) of other comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2001.

                                                                                      THREE MONTHS ENDED
                                                                                      SEPTEMBER 30, 2002
                                                                         -----------------------------------------------
                                                                           BEFORE
                                                                             TAX           INCOME TAX       NET-OF-TAX
                                                                           AMOUNT            EFFECT           AMOUNT
                                                                           ------            ------           ------
                                                                                        (In thousands)
       Unrealized holding loss arising during
            the period on available for sale securities                 $      (357)     $        142     $       (215)
       Unrealized holding loss arising during the period on
            a limited partnership investment accounted for
            under the equity method                                            (627)              250             (377)
       Reclassification adjustment for gains realized
          during the period on available for sale securities                 (1,638)              653             (985)
                                                                         ------------     ------------     -------------
       Other comprehensive loss                                         $    (2,622)     $      1,045     $     (1,577)
                                                                         ============     ============     =============

       Total comprehensive income was $7.5 million for the three-month period ended September 30, 2002.

                                                                                      NINE MONTHS ENDED
                                                                                      SEPTEMBER 30, 2002
                                                                         -----------------------------------------------
                                                                           BEFORE
                                                                             TAX          INCOME TAX        NET-OF-TAX
                                                                           AMOUNT           EFFECT            AMOUNT
                                                                           ------           ------            ------
                                                                                        (In thousands)
       Unrealized holding loss arising during
            the period on available for sale securities                 $    (4,056)     $      1,617     $     (2,439)
       Unrealized holding gain arising during the period on
            a limited partnership investment accounted for under
            the equity method                                                   742              (296)             446
       Reclassification adjustment for gains realized
           during the period on available for sale securities                (4,805)            1,916           (2,889)
                                                                         ------------     ------------     -------------
           Other comprehensive loss                                     $    (8,119)            3,237           (4,882)
                                                                         ============     ============     =============

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)



       Total comprehensive income was $20.2 million for the nine-month period ended September 30, 2002.

                                                                                      THREE MONTHS ENDED
                                                                                      SEPTEMBER 30, 2001
                                                                         -----------------------------------------------
                                                                           BEFORE
                                                                             TAX          INCOME TAX        NET-OF-TAX
                                                                           AMOUNT           EFFECT            AMOUNT
                                                                           ------           ------            ------
                                                                                        (In thousands)
    Unrealized holding losses arising during the period
        on available for sale securities                                $    (2,187)     $        871     $     (1,316)
    Reclassification adjustment for gains realized
        during the period on available for sale securities                   (1,381)              550             (831)

                                                                         ------------     ------------     -------------
        Other comprehensive loss                                        $    (3,568)     $      1,421     $     (2,147)
                                                                         ============     ============     =============

       Total comprehensive income was $4.9 million for the nine-month period ended September 30, 2001.

                                                                                      NINE MONTHS ENDED
                                                                                      SEPTEMBER 30, 2001
                                                                         -----------------------------------------------
                                                                           BEFORE
                                                                             TAX          INCOME TAX        NET-OF-TAX
                                                                           AMOUNT           EFFECT            AMOUNT
                                                                           ------           ------            ------
                                                                                        (In thousands)
    Unrealized holding losses arising during the period
        on available for sale securities                                $    (2,782)     $      1,109     $     (1,673)
    Reclassification adjustment for gains realized
        during the period on available for sale securities                   (6,539)            2,607           (3,932)

                                                                         ------------     ------------     -------------
        Other comprehensive loss                                        $    (9,321)     $      3,716     $     (5,605)
                                                                         ============     ============     =============

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

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)



       The weighted-average shares and earnings per share for the three and nine month periods ended September 30 are detailed in the table below (in thousands, except per share data).

                                                                 THREE MONTHS                      NINE MONTHS
                                                              ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                             2002             2001             2002            2001
                                                         -------------    -------------    -------------    ------------

       Net income                                       $       9,076    $       7,034    $      25,075    $     21,734
       Weighted-average common shares
          outstanding                                          19,072           19,154           20,257          21,187
       Diluted weighted-average common
          shares                                               20,447           20,783           21,850          22,168
       Net income per common share:
             Basic                                      $        0.48    $        0.37    $        1.24    $       1.03
             Diluted                                             0.44             0.34             1.15            0.98

       There were no anti-dilutive stock options in the three month period ended September 30, 2002 or in the three or nine-month periods ended September 30, 2001. There were 30,000 anti-dilutive shares in nine month period ended September 30, 2002 not included in the computation of diluted shares because the option exercise prices exceeded the average market price of the Company's common stock for the period.

(6)    ACQUISITION OF AMERICAN BANK

       Following the close of business on January 18, 2002, the Parent Company completed the acquisition of 100% of the voting stock of American Bank, a state chartered savings bank, with American Bank merging into the Bank. American Bank was headquartered in Waterbury, Connecticut and operated 17 branches in the cities of Waterbury, Torrington and contiguous towns. The Company issued 3,208,715 shares from treasury and acquired all of the outstanding common stock of American Bank for approximately $162.0 million ($73.8 million in cash and $88.2 million in common stock and options), excluding transaction costs. As defined in the Agreement and Plan of Merger, dated July 18, 2001, between the Company and American Bank, the shareholders of American Bank received either (a) $30.00 in cash per share, (b) 1.304 shares of American Financial Holding stock for every share of American Bank stock which was based on a purchase price of $30.00 per share and an American Financial share price of $23.01 at the date of the announcement or (c) a combination thereof. American Bank's results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)



       The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. The allocation of the purchase price was as follows (in thousands):

           ASSETS ACQUIRED:
             Cash and cash equivalents                                                $       128,543
             Investment securities                                                            309,927
             Loans, less allowance for loan losses                                            413,094
             Federal Home Loan Bank stock                                                       9,700
             Cash surrender value of life insurance                                            18,014
             Goodwill                                                                          85,947
             Core deposit intangible                                                           15,597
             Other assets                                                                      19,024
           LIABILITIES ASSUMED:
             Deposits                                                                       (726,193)
             Federal Home Loan Bank advances and other borrowings                           (110,697)
             Other liabilities                                                                (1,395)
                                                                                         -------------
                Total purchase price                                                  $       161,561
                                                                                         =============


       The goodwill associated with the acquisition of American Bank is not tax deductible.

       The core deposit intangible is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense of the core deposit intangible was $709,000 and $2.0 million, respectively, for the three and nine-month periods ended September 30, 2002, and accumulated amortization was $2.0 million at September 30, 2002. Estimated annual amortization expense of the core deposit intangible asset, absent any impairment charge, is summarized as follows:

              For the years ending December 31,
              2002 (remaining three months)             $            709
              2003                                                 2,566
              2004                                                 2,282
              2005                                                 1,999
              2006                                                 1,715
              2007                                                 1,432
              Later years                                          2,904
                                                           --------------
                Total                                   $         13,607
                                                           ==============

                        AMERICAN FINANCIAL HOLDINGS, INC.

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)



       The following supplemental pro forma information is presented for the three and nine months ended September 30, 2001, assuming American Bank had been acquired as of January 1, 2001. Because the acquisition of American Bank was completed near the beginning of the nine-month period ended September 30, 2002, no supplemental pro forma information for 2002 is presented.

                                                                             FOR THE THREE            FOR THE NINE
                                                                              MONTHS ENDED            MONTHS ENDED
                                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                                                  2001                     2001
                                                                        -------------------------------------------------
                                                                        (In thousands, except share and per share amounts)

       Interest income                                                   $            43,073     $            132,096
       Interest expense                                                               23,708                   73,875
                                                                           ------------------      -------------------
           Net interest income before provision for loan losses                       19,365                   58,221
       Provision for loan losses                                                         250                    1,050
       Non-interest income                                                             6,176                   20,394
       Non-interest expense                                                           12,372                   41,130
                                                                           ------------------      -------------------
            Income before income taxes                                                12,919                   36,435
       Income taxes                                                                    3,917                   11,210
                                                                           ------------------      -------------------
            Net income                                                   $             9,002     $             25,225
                                                                           ==================      ===================

       Net income per common share-diluted                               $              0.38     $               0.99

       Diluted weighted-average common shares                                     23,655,643               25,371,901


(7)    ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Among other things, SFAS No. 141 requires the use of the purchase method to account for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to expense, but instead be reviewed annually for impairment. Amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end entities, such as the Company, was January 1, 2002. Intangible assets other than goodwill (such as core deposit intangibles) are amortized to expense over their estimated useful lives. SFAS No. 142 applies to goodwill and other intangible assets acquired after June 30, 2001 and accordingly, was applied by the Company upon its acquisition of American Bank as described in note 6. Prior to the adoption of SFAS No. 142, the Company had no goodwill.

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

       In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002 for provisions related to the recision of Statement No. 4. Certain provisions related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early adoption permitted. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early adoption permitted. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

       In June 2002, the Financial Accounting Standard Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application permitted. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial statements.

       In October 2002, the Financial Accounting Standard Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement removes acquisition of financial institutions from the scope of both Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," except for transactions between two or more mutual enterprises. SFAS No. 147 eliminates the requirement to amortize an excess of fair value of liabilities assumed over the fair value of assets acquired in certain acquisitions of financial institutions. In addition, this statement amends FASB statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. Certain provisions related to Statement No. 72 and FASB Interpretation No. 9 are effective for acquisitions with acquisition dates on or after October 1, 2002. Certain provisions related to Statement No. 144 are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002 with earlier application permitted. The adoption of SFAS No. 147 is not expected to have a material impact on the Company's consolidated financial statements.

PART I. ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following analysis discusses changes in the financial condition and results of operations at and for the three and nine months ended September 30, 2002 and 2001, and should be read in conjunction with American Financial Holdings, Inc.'s (the "Company") Unaudited Interim Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

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

ACQUISITION OF AMERICAN BANK

On January 18, 2002, the Company completed its acquisition of American Bank, in a transaction accounted for under the purchase method of accounting, by acquiring all of the outstanding common stock of American Bank for approximately $162.0 million in stock and cash. Accordingly, the assets and liabilities of American Bank are reflected in the Company's unaudited interim consolidated balance sheet at September 30, 2002. The results of operations of American Bank for the three and nine months ended September 30, 2001 are not included in the Company's unaudited interim consolidated statement of income for those periods. American Bank's results of operations are included in the unaudited interim consolidated statement of income for the three and nine months ended September 30, 2002 from the acquisition date forward and are included in the accompanying discussion of the comparison of operating results for the three and nine months ended September 30, 2002 and 2001.

PENDING ACQUISITION OF AMERICAN FINANCIAL HOLDINGS, INC.
BY BANKNORTH GROUP, INC.

On August 22, 2002, the Company announced it had signed a definitive agreement with Banknorth Group, Inc. ("Banknorth") under which Banknorth will acquire the Company for $709.3 million in cash and stock. Under the terms of the agreement, American Financial shareholders can elect to receive either $32.00 or 1.22 shares of Banknorth common stock for each share of American Financial stock they own, plus cash in lieu of any fractional share interest. Elections will be subject to allocation procedures which are intended to ensure that 50% of the Company common stock outstanding immediately prior to the completion of the transaction will be converted into shares of Banknorth common stock. Banknorth is a registered bank holding company and a financial holding company headquartered in Portland, Maine. The proposed transaction is subject to all required regulatory approvals, the approvals by shareholders of the Company, at a meeting to be held on November 19, 2002 and other customary conditions. The proposed transaction is expected to close in the first quarter of 2003. Certain merger costs will be incurred by the Company prior to the expected closing date.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

Total assets at September 30, 2002 were $2.87 billion representing an increase of $968.9 million, or 51.0%, over the December 31, 2001 level of $1.90 billion. The increase in assets was primarily due to the acquisition of American Bank, which added approximately $920.0 million in assets. The Bank's, Tier 1 leverage capital ratio was 9.21% at September 30, 2002 compared to 17.74% at December 31, 2001. The Bank's total risk based capital ratio was 16.60% at September 30, 2002 compared to 31.30% at December 31, 2001, and the Company's capital to assets ratio was 15.01% and 20.78% at September 30, 2002 and December 31, 2001, respectively. The reduction in these capital ratios from December 31, 2001 to September 30, 2002 was due primarily to the acquisition of American Bank, stock repurchases and dividend payments.

Cash and cash equivalents increased $361,000 from $39.2 million at December 31, 2001 to $39.5 million at September 30, 2002. The Company used all of the $17.1 million of federal funds at December 31, 2001 to fund loan growth and purchase mortgage-backed securities. The decrease in federal funds was partially offset by a net increase of $17.4 million in cash and deposits held at the Federal Reserve Bank due to increased ACH activity accompanying the expanded customer deposit base gained in the acquisition of American Bank and increased use of automatic transfer capabilities.

The Company acquired $128.5 million in cash and cash equivalents from the acquisition of American Bank, which was offset by $73.8 million in cash paid to the American Bank shareholders. The cash acquired was primarily used to fund loan growth, purchase mortgage-backed securities and to fund the Company's seventh share repurchase program.

Investment securities available for sale decreased $38.5 million from $311.3 million at December 31, 2001 to $272.8 million at September 30, 2002. The Company acquired $67.6 million in securities from the acquisition of American Bank. The Company sold $33.8 million of these securities to reposition its portfolio. Additionally, approximately $48.0 million of corporate bonds matured, $11.6 million in securities were sold or called and were reinvested primarily in U.S. Agency mortgage-backed securities, and there was an $18.0 million decrease from the mark to market adjustment, primarily in the equity portfolio. Mortgage-backed securities increased $456.0 million to $681.1 million at September 30, 2002 from $225.1 million at December 31, 2001 due to $244.2 million in mortgage-backed securities acquired from the American Bank acquisition and $344.5 million in additional purchases, partially offset by $129.6 million of principal payments and amortization. The purchases were made to utilize some of the cash acquired from American Bank and to take advantage of a steep yield curve by investing part of this cash and overnight federal funds in U.S. Agency mortgage-backed securities with average lives of two to four years and a yield advantage of 200 to 300 basis points over investments maturing within one year. In addition, the Company elected to securitize $27.5 million in one-to-four family mortgage loans to enhance balance sheet liquidity given the historic low level of interest rates, allowing the Company the option of selling these securities more easily than loans in the event that interest rates begin to rise.

The increase of $401.4 million in net loans from $1.21 billion at December 31, 2001 to $1.62 billion at September 30, 2002 was driven primarily by the American Bank acquisition and loan originations offset by refinance activity. Approximately $413.1 million in net loans (net of the allowance for loan losses and a premium of $383,000 established in marking to market the American Bank loans) were acquired from the acquisition of American Bank. These loans were comprised of $245.1 million in mortgage loans, $134.7 million in commercial loans and $32.9 million in consumer loans. Additionally, the Company originated approximately $550.8 million in loans during the period primarily due to a high level of refinance activity due to the low interest rate environment and an advertising campaign promoting home equity loans. Heavy refinance activity on mortgage loans and the securitization and sale of $28.6 million of loans limited net loan growth for the period.

Nonperforming assets, consisting of nonperforming loans and real estate owned, totaled $4.9 million at September 30, 2002 compared to $4.3 million at December 31, 2001. Nonperforming assets to total assets were 0.17% at September 30, 2002 and 0.23% at December 31, 2001. At September 30, 2002, there was no real estate owned, a decrease of $77,000 compared to December 31, 2001. The modest levels of nonperforming assets reflect the Company's strict underwriting guidelines and collection practices. Future increases in nonperforming loans and other real estate owned could occur if economic conditions decline.

The following table sets forth information regarding nonperforming loans and other real estate owned:


                                            SEPTEMBER 30,        DECEMBER 31,
                                                2002                 2001
                                         ------------------   -----------------
                                                (Dollars in thousands)

    Non-accruing loans:
     One-to four-family real estate      $           4,196   $           3,851
     Commercial                                        319                 -
     Consumer                                          417                 353
                                         ------------------   -----------------
      Total                                          4,932               4,204
    Real estate owned                                  -                    77
                                         ------------------   -----------------
                                        $            4,932   $           4,281
                                         ==================   =================

    Total non-performing loans as
     a percentage of total loans                      0.31%               0.34%

    Total non-performing assets as
     a percentage of total assets                     0.17%               0.23%


The following table sets forth changes in the allowance for loan losses:


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    2002              2001
                                                                                    ----              ----
                                                                                 (DOLLARS IN THOUSANDS)
   Balance at beginning of period                                                   $10,887            $10,624
   Allowance for loan loss acquired from American Bank                                8,502                  -
   Provisions for loan losses charged to income                                           -                450
   Loans charged off                                                                 (2,190)              (199)
   Recoveries                                                                            21                 15
                                                                        --------------------   --------------------
   Balance at end of period                                                         $17,220            $10,890
                                                                        ====================   ====================

The allowance for loan losses at September 30, 2002 and December 31, 2001 was $17.2 million and $10.9 million respectively, which represented 349.2% of nonperforming loans and 1.05% of total loans at September 30, 2002 as compared to 258.9% of nonperforming loans and 0.89% of total loans at December 31, 2001. The increase in the allowance for loan losses of $6.3 million was primarily due to the acquisition of American Bank. The Company recorded loan loss reserves of $8.5 million in the acquisition of American Bank and subsequently sold eight loans acquired from American Bank and charged off $2.1 million in specific reserves related to those loans.

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

The Company's methodology for assessing the appropriateness of the allowance consists of several key elements. The methodology includes reviewing actual losses, peer group comparisons, industry data and economic conditions. In assessing the allowance for loan losses, loss factors are applied to various homogeneous pools of outstanding loans and certain unused commitments. The Company segregates the loan portfolio according to risk characteristics (i.e. mortgage loans, commercial and consumer). Loss factors are derived using the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. In addition, problem loans are identified and analyzed individually on a periodic basis to detect specific probable losses. Changes in risk ratings, loss factors, and other variables, from period to period for both performing and nonperforming loans, affect the calculation of the loan loss allowance.

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

The increase in Federal Home Loan Bank ("FHLB") stock of $10.4 million from $17.3 million at December 31, 2001 to $27.6 million at September 30, 2002 was due to the Company recording $9.7 million of FHLB stock from the American Bank acquisition and to increases in FHLB advances. As a result of the increase in FHLB borrowings, the Bank is required to increase its FHLB stock holdings.

Net bank premises and equipment increased $3.4 million due primarily to the $4.0 million recorded from the American Bank acquisition and $1.5 million in new purchases, partly offset by depreciation of $2.1 million.

Bank Owned Life Insurance ("BOLI") increased by $20.9 million due to the recording of $18.0 million through the American Bank acquisition. The remaining increase of $2.9 million represents the increase in the cash surrender value, which was recognized in non-interest income. The investment in BOLI reflects management's strategy to invest in a single premium contract providing a return in excess of other earning assets with comparable risk due to the favorable tax treatment.

Goodwill amounted to $85.9 million at September 30, 2002. The increase was due solely to the acquisition of American Bank and is not subject to amortization. The goodwill will be evaluated for impairment annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and written down if deemed impaired.

Core deposit intangible ("CDI") amounted to $13.6 million at September 30, 2002. CDI was recorded in the acquisition of American Bank during the first quarter and is being amortized using an accelerated method over ten years. The Company recorded approximately $15.6 million of CDI upon the acquisition and has amortized $2.0 million during the nine months ended September 30, 2002.

Other assets increased $11.9 million from $5.1 million at December 31, 2002 to $16.9 million at September 30. 2002. The increase was due primarily to a $2.9 million increase in assets acquired from the acquisition of American Bank, a $2.1 million increase in prepaid pension expense, and an $8.6 million increase in federal income taxes. The increase in federal income taxes was due primarily to $5.4 million of tax benefits on items related to the acquisition of American Bank, $5.7 million of tax benefits associated with the release of restricted stock and exercise of options, partially offset by $2.4 million in estimated tax payments.

Total liabilities at September 30, 2002 were $2.44 billion representing an increase of $933.2 million, or 62.0%, over the December 31, 2001 level of $1.51 billion. The increase in liabilities was primarily due to the acquisition of American Bank, which added approximately $823.2 in liabilities. Deposits increased $791.2 million, or 70.4%, from $1.12 billion at December 31, 2001 to $1.92 billion at September 30, 2002. The increase was due primarily to $726.5 million of deposits acquired from the acquisition (including a $4.1 million premium established in marking to market the American Bank time deposits) and net deposit growth of $64.7 million. The net deposit growth was largely the result of certificate of deposit acquisition campaigns and a demand deposit campaign in the second quarter of 2002, partially offset by $567,000 in amortization of the premium on the fair value adjustment. Savings, money market, NOW, and customer demand deposit accounts increased $509.9 million to $956.3 million at September 30, 2002 from $446.6 million at December 31, 2001. Time deposits increased $281.4 million to $959.0 million at September 30, 2002 from $677.6 million at December 31, 2001.

Mortgagors' escrow and other deposits decreased $4.6 million, or 16.7%, from $27.5 million at December 31, 2001 to $22.9 million at September 30, 2002. The decrease was due primarily to decreases in borrowers' tax escrow accounts, which were paid to municipalities in the third quarter. FHLB advances and other borrowings increased $148.2 million from $311.4 million at December 31, 2001 to $459.6 million at September 30, 2002. The increase represents $110.7 million in FHLB advances recorded in the American Bank acquisition, including a $3.7 million premium established in marking to market the American Bank FHLB advances and new FHLB advances totaling of $142.4 million, partially offset by $170.6 million of advances that matured and amortization of $1.2 million of the fair value adjustment. Additionally, the Company entered into repurchase agreements of $54.5 million to fund certain purchases of mortgage-backed securities and entered into repurchase agreements with commercial customers totaling $12.3 million at September 30, 2002. Deferred income tax liability decreased $5.4 million from $19.3 million at December 31, 2001 to $13.9 million at September 30, 2002 due to adjustments in the deferred taxes related to the American Bank acquisition and a decrease in the deferred tax liability due to a decrease in the net unrealized gains on securities available for sale. Other liabilities increased $3.2 million, or 14.9%, from $21.3 million at December 31, 2001 to $24.4 million at September 30, 2002. The increase was primarily due to the purchase of a $10.2 million investment security at the end of the quarter, which did not settle until October 21, 2002, partially offset by decreases of $8.9 million in various accrued expenses.

Total stockholder's equity increased $35.7 million, or 9.0%, to $430.7 million at September 30, 2002 from $394.9 million at December 31, 2001. This increase resulted primarily from (1) the issuance of 3,208,715 shares of Company stock with a fair value of $73.8 million and the issuance of stock options with a fair value of $12.0 million, both in conjunction with the American Bank acquisition,
(2) the net addition to capital of $25.5 million for the exercise of options on the Company's stock, release of restricted stock and the tax benefits related to the exercise of stock options and (3) net income of $25.1 million. These increases were partially offset by the purchase by the Company of 2,955,934 shares of common stock totaling $83.5 million, the payment of dividends totaling $12.3 million and a decrease of $4.9 million in accumulated other comprehensive income. The decrease in accumulated other comprehensive income resulted from a decrease in the after-tax net unrealized gain on investments in the equity portfolio, offset by increases in the bond and mortgage-backed securities portfolios. In keeping with its capital management strategy, management announced on February 26, 2002 that the Board of Directors had authorized a seventh share repurchase program of 3,208,715 common shares, an amount equal to the shares issued in the Company's acquisition of American Bank. As of September 30, 2002, 696,240 shares were still available for repurchase, however, due to provisions of the announced proposed acquisition by Banknorth, no further shares of the Company will be repurchased.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

NET INCOME. Net income increased $2.0 million, or 29.0%, to $9.1 million for the quarter ended September 30, 2002 compared to $7.0 million for the same period in 2001. The increase was primarily driven by an increase in interest and dividend income of $7.6 million and non-interest income of $1.6 million. The increase was partially offset by increases of $2.1 million in interest expense, $4.0 million in non-interest expense and $1.1 million in income taxes.

Net interest margin declined to 3.28% at September 30, 2002 from 3.54% at September 30, 2001 due primarily to: (1) the effect of the Company's stock buy-back programs which shifted funding of asset growth from capital which is a non-interest bearing source of funds to borrowings which are interest bearing,
(2) the acquisition of American Bank which had a lower net interest margin than the Company and (3) to a lesser extent, the Company's asset sensitive position, whereby the Company's interest earning assets were repricing faster than its interest bearing liabilities.

NET INTEREST INCOME. Net interest income increased $5.5 million, or 36.9%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increase was primarily the result of higher interest income resulting from an increase in interest-earning assets partially offset by an increase in interest expense resulting from the increase of interest-bearing liabilities obtained through the acquisition of American Bank.

Total interest and dividend income increased $7.6 million, or 25.0% to $37.8 million in the third quarter of 2002 as compared to $30.2 million in the third quarter of 2001. The increase was due to an $812.8 million increase in average interest-earning assets to $2.54 billion for the quarter ended September 30, 2002 compared to $1.73 billion for the quarter ended September 30, 2001, partially offset by a 106 basis point decrease in average yield to 6.02% (on a tax equivalent basis) for the quarter ended September 30, 2002, due to the lower interest rate environment and the amortization of the premiums established in marking to market the American Bank loans and investments. The rise in interest-earning assets was primarily the result of the acquisition of American Bank. Interest income on loans increased $3.4 million, or 16.1%, to $24.8 million, primarily due to a $419.9 million increase in the average daily balance of loans outstanding for the quarter ended September 30, 2002 as compared to the same period in 2001, partially offset by a 93 basis point decrease in the yield on loans. Interest and dividend income on investment and mortgage-backed securities increased $4.1 million, or 46.2%, for the quarter ended September 30, 2002 compared to the same period of the prior year. The increase resulted primarily from a $374.5 million increase in the average daily balances partially offset by a 130 basis point decrease in the yield earned on such securities.

Total interest expense for the three months ended September 30, 2002 was $17.4 million, an increase of $2.1 million, or 13.8%, compared to $15.3 million for the three months ended September 30, 2001. This increase was primarily due to a $897.4 million increase in the average daily balance of interest-bearing liabilities to $2.31 billion at September 30, 2002 compared to $1.41 billion at September 30, 2001, partially offset by a 133 basis point decrease in the average cost of funds to 3.02%. The increase in average balances reflects the infusion of deposits and FHLB advances from the American Bank acquisition. The decrease in average cost of funds reflects the lower interest rate environment that existed during that period, the higher concentration of less expensive core deposits and the amortization of the premium established in marking to market the American Bank certificates of deposit and borrowings.

PROVISION FOR LOAN LOSSES. The Company did not record a provision for loan losses for the three months ended September 30, 2002. This was a reduction from the $50,000 provision for the three months ended September 30, 2001. This decrease reflects the favorable current ratio of the allowance for loan losses to non-performing loans and management's assessment of the exposure to losses that may be inherent in the loan portfolio. At September 30, 2002, the allowance for loan losses was $17.2 million, which represented 349.2% of nonperforming loans, and 1.05% of total loans. This compared to the allowance for loan losses of $10.9 million at September 30, 2001 representing 318.6% of nonperforming loans and 0.87% of total loans. The favorable ratio of allowance for loan losses to non-performing loans and total loans reflects the $6.3 million increase in the allowance for loan losses which was primarily the result of the $8.5 million allowance recorded as a result of the American Bank acquisition less $2.0 million in charge-offs on acquired loans that were sold.

The allowance for loan losses is maintained at a level believed by management to be adequate to absorb losses that may be inherent in the current loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and other pertinent factors. While management uses the best available information to estimate the allowance for loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to increase the allowance based on their judgments about information available to them at the time of their examinations. The methodology for assessing the appropriateness of the allowance for loan losses is considered a critical accounting policy by management due to the judgement involved, the subjectivity of the assumptions utilized and the potential changes in the economic environment.

NON-INTEREST INCOME. Non-interest income increased $1.6 million, or 40.2%, to $5.5 million for the three months ended September 30, 2002 from $3.9 million for the three months ended September 30, 2001, due to increases in service charges and fees of $760,000, investment commissions and advisory fees of $171,000, net gain on sales of investment and mortgage-backed securities of $257,000, and $305,000 in the cash surrender value of BOLI.

The increase in service charges and fees was primarily due to the increased deposit fee income resulting from the expansion of the branch network through the acquisition. The increase in investment commissions and advisory fees was primarily due to the successful penetration into the markets acquired through the American Bank acquisition. The increase in net gain on sales of investment and mortgage-backed securities reflects actions taken as the Company continues to gradually reduce its exposure to the equity markets. The increase in the cash surrender value of BOLI was mainly due to the assumption of $18.0 million in BOLI contracts from American Bank.

NON-INTEREST EXPENSE. Non-interest expense for the three months ended September 30, 2002 was $12.7 million, an increase of $4.0 million, or 45.7%, compared to $8.7 million for the three months ended September 30, 2001. The increase was due primarily to increases in salary and employee benefits, occupancy, furniture and fixtures, acquisition related expenses, and amortization of the core deposit intangible.

Salary and employee benefits increased $1.7 million, or 31.4%, primarily due to costs associated with the staffing of seventeen additional branches, increased costs for the employee stock ownership plan and restricted stock plan due to the higher price of the Company's common stock and normal salary increases. Occupancy expense increased $382,000, or 63.9%, and furniture and fixtures expense increased $207,000, or 47.5%, primarily attributable to costs associated with the doubling of the Company's retail branch facilities from 17 to 34 branches through the acquisition of American Bank. Due to the acquisition of American Bank, the Company recorded a core deposit intangible. This core deposit intangible totaled $13.6 million at September 30, 2002 and is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense on this intangible was $709,000 during the quarter ended September 30, 2002. Additionally, the Company recognized $938,000 in acquisition related expenses which consisted mainly of attorney and investment banker fees in connection with the definitive agreement with Banknorth.

INCOME TAX EXPENSE. Income taxes were $4.2 million for the three months ended September 30, 2002 as compared to $3.1 million for the three months ended September 30, 2001. The increase in income taxes was primarily due to an increase in income before income taxes. Dividends paid by the American Savings Mortgage Servicing Company to the Bank are exempt from state taxes, which eliminates state tax liability. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NET INCOME. Net income increased $3.3 million, or 15.4%, to $25.1 million for the nine months ended September 30, 2002 compared to $21.7 million for the same period in 2001. The increase was primarily driven by an increase in interest and dividend income of $21.3 million and a $1.5 million increase in non-interest income, partially offset by a $6.1 million increase in interest expense, a $12.1 million increase in non-interest expense (which included acquisition related expenses of $2.9 million for the acquisition of American Bank and $938,000 for the proposed acquisition of the Company by Banknorth) and a $1.8 million increase in income taxes.

Net interest margin declined to 3.34% at September 30, 2002 from 3.62% at September 30, 2001 due primarily to: (1) the effect of the Company's stock buy-back programs which shifted funding of asset growth from capital which is a non-interest bearing source of funds to borrowings which are interest bearing and (2) the acquisition of American Bank which had a lower net interest margin than the Company and (3) to a lesser extent, the Company's asset sensitive position, whereby the Company's interest earning assets were repricing faster than its interest bearing liabilities.

NET INTEREST INCOME. Net interest income increased $15.2 million, or 33.4%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase was primarily the result of higher interest income resulting from an increase in interest-earning assets partially offset by an increase in interest expense resulting from the increase of interest-bearing liabilities. Total interest and dividend income increased $21.3 million to $113.3 million in the nine months ended September 30, 2002 compared to $92.1 million in the same period of 2001. The increase was due to a $759.3 million increase in average interest-earning assets to $2.47 billion for the period ended September 30, 2002 compared to $1.71 billion for the period ended September 30, 2001, partially offset by a 107 basis point decrease in average yield to 6.19% (on a tax equivalent basis) for the period ended September 30, 2002, due to the lower interest rate environment and the amortization of the premiums established in marking to market the American Bank loans and investments. The rise in interest-earning assets was primarily the result of the acquisition of American Bank. Interest income on loans increased $11.6 million, or 18.2%, to $75.5 million, primarily due to a $426.8 million increase in the average daily balance of loans outstanding for the first nine months of 2002 as compared to the same period in 2001, partially offset by a 96 basis point decrease in the yield on loans. Interest and dividend income on investment and mortgage-backed securities increased $9.7 million, or 34.4%, for the nine months ended September 30, 2002 compared to the same period of the prior year. The increase resulted primarily from a $295.8 million increase in the average daily balances partially offset by a 109 basis point decrease in the yield earned on such securities.

Total interest expense for the nine months ended September 30, 2002 was $52.7 million, an increase of $6.1 million, or 13.0%, compared to $46.6 million for the nine months ended September 30, 2001. This increase was primarily due to an $842.8 million increase in the average daily balance of interest-bearing liabilities to $2.21 billion at September 30, 2002 compared to $1.37 billion at September 30, 2001, partially offset by a 137 basis point decrease in the average cost of funds to 3.18%. The increase in average balances reflects the infusion of deposits and FHLB advances from the acquisition of American Bank and an increase of $30.0 million in reverse repurchase agreements. The decrease in the average cost of funds reflects the lower interest rate environment that existed during that period, the higher concentration of less expensive core deposits and the amortization of the premium established in marking to market the American Bank certificates of deposit and borrowings.

PROVISION FOR LOAN LOSSES. The Company did not record a provision for loan losses for the nine months ended September 30, 2002. This was a reduction from the $450,000 provision for the nine months ended September 30, 2001. This decrease reflects the favorable current ratio of allowance to non-performing loans, due in part to the allowance acquired in the American Bank transaction and management's assessment of the exposure to losses that may be inherent in the loan portfolio.

NON-INTEREST INCOME. Non-interest income increased $1.6 million or 11.1% to $15.8 million for the nine months ended September 30, 2002 compared to $14.2 million for the same period in 2001. Service charges and fees increased $1.9 million, investment commissions and advisory fees increased $448,000, cash surrender value of BOLI increased $525,000, and other income increased $390,000. The increase in service charges and fees was primarily due to the increased deposit fee income resulting from the expansion of the branch network through the acquisition. The increase in investment commissions and advisory fees was reflective of a fully established investment advisory platform and the addition of staff to cover the branches acquired in the American Bank acquisition. The increase in the cash surrender value of BOLI was mainly due to the assumption of $18.0 million in BOLI contracts from American Bank. The increase in other income was primarily from the gain on sale of commercial loans in the second quarter of 2002. These increases were offset by a $1.7 million decrease in gains on sales of investment securities due to fewer sales in the nine month period ending September 30, 2002.

NON-INTEREST EXPENSE. Non-interest expense for the nine months ended September 30, 2002 was $39.5 million, an increase of $12.1 million, or 43.9%, compared to $27.4 million for the nine months ended September 30, 2001. The increase was primarily due to increases in salaries and employee benefits, occupancy, furniture and fixtures, outside services, amortization of core deposit intangible, other expenses and merger expenses relating to the acquisition of American Bank and the proposed acquisition of the Company by Banknorth. During the first nine months of 2002, the Company recorded non-interest expenses totaling $3.8 million that are nonrecurring in nature. Approximately $2.9 million was related to the acquisition of American Bank and $938,000 is related to the Company's pending acquisition by Banknorth. Excluding these costs, non-interest expense for the nine months ended September 30, 2002 was $35.7 million, an increase of $8.2 million, or 30.0%, for the nine months ended September 30, 2001.

Salaries and employee benefits increased $5.1 million, or 33.5%, to $20.7 million for the nine months ended September 30, 2002 from $17.2 million, excluding the $1.7 million related to the cost of accelerating the vesting of stock-based benefits for certain retired directors for the nine months ended September 30, 2001. The increase is primarily due to costs associated with the staffing of 17 additional branches obtained in the American Bank acquisition, increased costs associated with stock-based incentive plans because of the higher price of Company common stock, and general salary and benefit increases. Occupancy expense increased $990,000, or 50.9%, furniture and fixtures expense increased $640,000, or 49.1%, outside services increased $427,000, or 19.4%, and other expenses increased $723,000, or 20.3%, which was primarily attributable to costs associated with the doubling of the Company's retail branch facilities from 17 to 34 branches through the acquisition of American Bank. Due to the acquisition of American Bank, the Company recorded a core deposit intangible. This core deposit intangible totaled $13.6 million at September 30, 2002 and is being amortized on an accelerated basis over its estimated life of ten years. Amortization expense on this intangible was $2.0 million during the nine months ended September 30, 2002.

INCOME TAX EXPENSE. Income taxes were $11.9 million for the nine months ended September 30, 2002 as compared to $10.1 million for the nine months ended September 30, 2001. The increase in income taxes was primarily due to an increase in income before income taxes. Dividends paid by the American Savings Mortgage Servicing Company to the Bank are exempt from state taxes, which eliminates state tax liability. Management considers accounting for income taxes as a critical accounting policy due to the subjective nature of certain estimates that are involved in the calculation.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS/COSTS

The following tables present certain information for the periods indicated regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and rates paid. The yields and rates paid for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances were derived from daily balances.


                                                                          FOR THE THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2002                             SEPTEMBER 30, 2001
                                            -------------------------------------------------------------------------------------
                                                                            AVERAGE                                    AVERAGE
                                            AVERAGE BALANCE   INTEREST     YIELD/RATE    AVERAGE BALANCE    INTEREST   YIELD/RATE
                                            ---------------   --------     ----------    ---------------    --------   ----------
                                                                               (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
   Loans (1)                                    $ 1,646,210   $  24,797          6.03 %      $ 1,226,343    $  21,350        6.96 %
   Federal funds sold                                 7,310          32          1.75                388            3        3.09
   Investment securities-taxable and
     Interest-earning deposits                      185,660       2,397          5.16            225,386        3,585        6.36
   Investment securities-tax exempt(2)               46,129         945          8.19             28,186          601        8.53
   Equities - tax exempt(2)                           3,549       1,215        136.94              5,353          923       68.97
   Mortgage-backed securities                       623,183       8,599          5.52            225,116        3,879        6.89
   FHLB stock                                        27,629         261          3.78             16,114          234        5.81
                                              -------------  ----------   -----------     --------------   ----------  ----------
         Total interest-earning assets            2,539,670   $  38,246          6.02 %        1,726,886    $  30,575        7.08 %
Non-interest-earning assets                         325,912                                      183,421
                                              -------------                               --------------
         Total assets                           $ 2,865,582                                  $ 1,910,307
                                               ============                                  ===========


INTEREST-BEARING LIABILITIES:
   Deposits
      Money management accounts                 $   342,253   $   1,794          2.10 %      $    90,009    $     645        2.87 %
      NOW accounts                                  161,555         232          0.57             85,540          135        0.64
      Savings and IRA passbook accounts             363,669       1,429          1.57            215,116        1,071        1.99
      Certificates of deposit                       951,833       8,399          3.53            689,413        8,826        5.12
                                                -----------  ----------   -----------        -----------   ----------  ----------
         Total interest-bearing deposits          1,819,310      11,854          2.61          1,079,078       10,677        3.96
   FHLB advances and other borrowings(3)            487,642       5,569          4.57            330,449        4,636        5.61
                                                -----------  ----------   -----------        -----------   ----------  ----------
         Total interest-bearing liabilities       2,306,952   $  17,423          3.02 %        1,409,527    $  15,313        4.35 %
   Non-interest bearing demand deposits             104,691  ----------   -----------             38,842   ----------  ----------
   Non-interest-bearing liabilities                  30,604                                       43,799
                                                -----------                                  -----------
         Total liabilities                        2,442,247                                    1,492,168
Stockholders' equity                                423,335                                      418,139
                                                -----------                                  -----------
         Total liabilities and equity           $ 2,865,582                                  $ 1,910,307
                                                ===========                                  ===========
   Net interest-earning assets                  $   232,718                                  $   317,359
                                                ===========                                  ===========
   Net interest income                                        $  20,823                                     $  15,262
                                                              =========                                     =========

   Interest rate spread                                                          3.00 %                                      2.73 %
                                                                                 ====                                        ====
   Net interest  margin (net interest
    income as a percentage of interest-
    earning assets)                                                              3.28 %                                      3.54 %
                                                                                 ====                                        ====
   Ratio of interest-earning assets to
    Interest-bearing liabilities                                               110.09 %                                    122.52 %
                                                                               ======                                      ======

Note 1 - Average balances include nonaccrual loans
Note 2 - Tax exempt interest is calculated on a tax equivalent basis at a marginal rate of 35.0%
Note 3 - Includes mortgage escrow accounts

                                                                          FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2002                             SEPTEMBER 30, 2001
                                            -------------------------------------------------------------------------------------
                                                                            AVERAGE                                    AVERAGE
                                            AVERAGE BALANCE   INTEREST     YIELD/RATE    AVERAGE BALANCE    INTEREST   YIELD/RATE
                                            ---------------   --------     ----------    ---------------    --------   ----------
                                                                                  (DOLLARS IN THOUSANDS)

INTEREST - EARNING ASSETS:
   Loans (1)                                    $ 1,605,774   $  75,525          6.27 %      $ 1,178,964    $  63,920        7.23 %
   Federal funds sold                                36,332         469          1.72             12,854          481        4.99
   Investment securities-taxable and
     Interest-earning deposits                      217,968       8,478          5.19            234,122       11,401        6.49
   Investment securities-tax exempt(2)               43,708       2,668          8.14             27,334        1,756        8.57
   Equities - tax exempt(2)                           4,045       3,752        123.68              5,374        2,578       63.96
   Mortgage-backed securities                       534,107      22,955          5.73            237,246       12,259        6.89
   FHLB stock                                        26,954         755          3.73             13,701          650        6.33
                                                -----------  ----------   -----------        -----------   ----------  ----------
         Total interest-earning assets            2,468,888   $ 114,602          6.19 %        1,709,595    $  93,045        7.26 %
Non-interest-earning assets                         314,023                                      184,402
                                                -----------                                  -----------
         Total assets                           $ 2,782,911                                  $ 1,893,997
                                                ===========                                  ===========


INTEREST-BEARING LIABILITIES:
   Deposits
      Money management accounts                 $   327,775   $   5,203          2.12 %      $    81,183    $   1,843        3.03 %
      NOW accounts                                  158,251         671          0.57             86,581          529        0.81
      Savings and IRA passbook accounts             347,835       4,102          1.57            210,938        3,146        1.99
      Certificates of deposit                       931,434      26,757          3.83            712,312       29,186        5.46
                                                -----------  ----------   -----------        -----------   ----------  ----------
         Total interest-bearing deposits          1,765,295      36,733          2.77          1,091,014       34,704        4.24
   FHLB advances and other borrowings(3)            443,975      15,938          4.79            275,423       11,893        5.76
                                                -----------  ----------   -----------        -----------   ----------  ----------
         Total interest-bearing
         liabilities                              2,209,270   $  52,671          3.18 %        1,366,437    $  46,597        4.55 %
   Non-interest bearing demand deposits              98,707  ----------   -----------             34,108   ----------  ----------
   Non-interest-bearing liabilities                  37,031                                       44,709
                                                -----------                                  -----------
         Total liabilities                        2,345,008                                    1,445,254
Stockholders' equity                                437,903                                      448,743
                                                -----------                                  -----------
         Total liabilities and equity           $ 2,782,911                                  $ 1,893,997
                                                ===========                                  ===========


   Net interest-earning assets                  $   259,618                                  $   343,158
                                                ===========                                  ===========
   Net interest income                                          $61,931                                     $  46,448
                                                                =======                                     =========
   Interest rate spread                                                          3.01 %                                      2.71 %
                                                                                 ====                                        ====
   Net interest  margin (net interest
     income as a percentage of
     interest-earning assets)                                                    3.34 %                                      3.62 %
                                                                                 ====                                        ====
   Ratio of interest-earning assets to
     Interest-bearing liabilities                                               111.75 %                                   125.11 %
                                                                                ======                                     ======


Note 1 - Average balances include nonaccrual loans
Note 2 - Tax exempt interest is calculated on a tax equivalent basis at a marginal rate of 35.0%
Note 3 - Includes mortgage escrow accounts


LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future short-term financial obligations. The Company and the Bank further define liquidity as the ability to respond to the needs of depositors and borrowers as well as maintaining the flexibility to take advantage of investment opportunities. The Company's main source of liquidity is dividends from the Bank, while the main outflows are the payments of dividends, purchase of treasury stock and operating expenses. The Bank cannot pay dividends to the Company without prior approval of the State of Connecticut Department of Banking if the Bank proposes to pay dividends in excess of the sum of the Bank's net profits for the current year combined with its retained net profits from the preceding two calendar years. Regulations also prohibit the payment of dividends by the Bank if doing so would cause it to be "undercapitalized." Further regulations prohibit the payment of dividends if such dividends would reduce stockholders' equity below the amount of the liquidation account required by the Connecticut conversion regulations. Management does not expect the Bank to be unable to pay dividends to the Company in the future since the

Bank exceeds all capital ratios required by statute and the liquidation account value is less than the amount of capital required to maintain minimum capital ratios.

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

Time deposits that are scheduled to mature in one-year or less from September 30, 2002 total $667.1 million. The Bank relies primarily on competitive rates, customer service, and long-standing relationships with customers to retain deposits. From time to time, the Bank will also offer special competitive promotions to its customers to increase retention and promote deposit growth. Based upon the Bank's historical experience with deposit retention, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2002, the Bank exceeded all regulatory capital requirements and was considered "well capitalized" under regulatory guidelines.

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

The Company's market risk also includes equity price risk. The marketable equity securities portfolio had net unrealized gains of $32.4 million at September 30, 2002 which is included, net of taxes, in accumulated other comprehensive income, a separate component of the Company's capital. If equity security prices decline due to unfavorable market conditions or other factors, the Company's capital would decrease.

QUANTITATIVE ASPECTS OF MARKET RISK

The Company uses a simulation model to measure the potential change in net interest income, incorporating various assumptions regarding the shape of the yield curve, the pricing characteristics of loans, deposits and borrowings, prepayments on loans and securities and changes in balance sheet mix. The assumptions that have the greatest impact on the estimated changes in annual net interest income are prepayment assumptions on mortgage loans and securities. These assumptions may be effected by many factors outside of the Company's control and thus undue reliance should not be placed on these computations. Further, these computations do not reflect any actions that management may undertake in responses to changes in interest rates. The table below sets forth, as of September 30, 2002 and December 31, 2001, estimated changes in the Company's net interest income for the next twelve month period which may result given instantaneous increases in market interest rates of 200 basis points and decreases in market interest rates of 100 basis points.

If market interest rates instantaneously rise 200 basis points, the average constant prepayment rate (the "CPR") assumptions on mortgage loans and securities, including collateralized mortgage obligations and mortgage-backed securities, were 13.38% and 13.66% on September 30, 2002 and December 31, 2001, respectively. If market interest rates instantaneously decreased 100 basis points, the CPR prepayment assumptions were 41.57% and 24.78% on September 30, 2002 and December 31, 2001, respectively. At December 31, 2001, the rates paid on non-maturity deposits were assumed to change as follows: savings, NOW, and non-premium rate money market accounts were assumed not to change under a rising or falling interest rate environment; premium rate money market accounts were assumed to increase 50 basis points if interest rates increased 200 basis points and decrease 50 basis points if interest rates decreased 100 basis points. At September 30, 2002, the assumptions are the same except for premium rate money market accounts, which were assumed to increase 100 basis points if interest rates increased 200 basis points. The banking industry has experienced a significant increase in money market balances, which to some extent has been the result of customers investing funds in money market accounts rather than equity securities, due to the poor performance in the equity markets. As the market for equity investments improves and/or returns on competing investments rise, money market balances could be subject to greater interest rate sensitivity. Consequently, management decided to reflect this possibility by making the assumption that the rates paid on premium money market accounts would change by 100 basis points (as opposed to 50 basis points) if there is a 200 basis point increase in market interest rates.


                                          Estimated Increase (Decrease) in Annual Net Interest Income
        Increase\              --------------------------------------------------------------------------------------
        (Decrease)                        September 30, 2002                          December 31, 2001
        in market                         ------------------                          -----------------
        Interest rates
        in basis points
        (Rate Shock)                   $                    %                       $                     %
        ---------------------- ------------------ ----------------------- ----------------------- -------------------
                                    Change                Change                  Change                Change

         200                       $ 3,604                4.49%                  $ 2,953                4.28%
        (100)                      $(5,312)              (6.62)%                 $(2,906)              (4.80)%


Comparing the changes in net interest income on September 30, 2002 and December 31, 2001, the estimated percentage change in net interest income decreased by 1.82% from (4.80%) to (6.62%) under a down 100 basis point environment. Under an up 200 basis point environment, the estimated percentage change in net interest income improved by 0.21% from 4.28% to 4.49%. The change in both the up 200 and down 100 basis point environments was due to the increase in the ratio of rate sensitive assets to rate sensitive liabilities resulting from expected acceleration of prepayment speeds for mortgage loans, mortgage-backed securities, and collateralized mortgage obligations to a greater degree than was anticipated on December 31, 2001. These assumptions are based on interest rates that have declined rapidly to 40 year lows, resulting in refinancing activity on mortgage assets reaching all time highs as of quarter-end 2002. At the same time the Company has increased the amount of Home Equity Lines of Credit, the note rate on which is tied to the prime-lending rate.

PART I.  ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

CHANGES IN INTERNAL CONTROLS

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

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

PART II. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II. ITEM 5. OTHER INFORMATION
None

PART II. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a)       Exhibits

         The following exhibits are included herein:

          2.1 Agreement and Plan of Merger, dated as of August 22, 2002 by and between Banknorth Group, Inc. and American Financial Holdings, Inc.***
          3.1  Certificate of Incorporation of American Financial Holdings,
               Inc.*
          3.2  Bylaws of American Financial Holdings, Inc.**
          4.0  Draft Stock Certificate of American Financial Holdings, Inc.*
         10.1 First Amendment to the Employment Agreement, dated December 1, 1999, by and between Robert T. Kenney and American Savings Bank
         10.2 First Amendment to the Employment Agreement, dated January 18, 2002, by and between William E. Solberg and American Savings Bank
         10.3 Form of First Amendment to the Employment Agreement, dated December 1, 1999, by and between each of Charles J. Boulier, III, Peter N. Perugini, Sheri C. Pasqualoni and Richard J. Moore and American Savings Bank
         10.4 First Amendment to the Employment Agreement, dated January 18, 2002, by and between Earl T. Young and American Savings Bank
         10.5 First Amendment to the Employment Agreement, dated December 1, 1999, by and between Robert T. Kenney and American Financial Holdings, Inc.
         10.6 First Amendment to the Employment Agreement, dated January 18, 2002, by and between William E. Solberg and American Financial Holdings, Inc.
         10.7 Form of First Amendment to the Employment Agreement, dated December 1, 1999, by and between each of Charles J. Boulier, III, Peter N. Perugini, Sheri C. Pasqualoni and Richard J. Moore and American Financial Holdings, Inc.
         10.8 First Amendment to the Employment Agreement, dated January 18, 2002, by and between Earl T. Young and American Financial Holdings, Inc.
         10.9 Form of Executive Agreement by and among Banknorth Group, Inc., American Financial Holdings, Inc., and each of Robert T. Kenney, Charles J. Boulier, III, Peter N. Perugini, Richard J. Moore, Sheri C. Pasqualoni, William E. Solberg, Charles P. Ahern and Earl T. Young***
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         * Incorporated by reference into this document from the Exhibits to the Form S-1 Registration Statement, and any amendments thereto, Registration No. 333-84463

         **Incorporated by reference into this document from the exhibits filed with the Form 10-K on March 27, 2002, (Commission File No. 0-27399)

         ***Incorporated by reference into this document from Form 8-K filed
            August 27, 2002

b)       Reports on Form 8-K

         On August 27, 2002 the Company filed a form 8-K in which it discussed under Item 5 the terms of its agreement to be acquired by Banknorth Group, Inc. A copy of the merger Agreement and Plan of Merger (including the form of Shareholder Agreement, form of Executive Agreement and form of Consulting Agreement) and the press release announcing the merger transaction were filed by exhibit.

         On September 25, 2002, the Company filed a form 8-K in which it disclosed under Item 5 that the Board of Directors of American Savings Bank, (the "Bank") the wholly-owned banking subsidiary of American Financial Holdings, Inc., appointed William E. Solberg to the Bank's Board of Directors and as President and Chief Operating Officer of the Bank, effective October 1, 2002.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICAN FINANCIAL HOLDINGS, INC.

Date: November 12, 2002                     /s/ Robert T. Kenney
                                            --------------------
                                            Robert T. Kenney
                                            Chairman, President and Chief Executive Officer

Date: November 12, 2002                     /s/ Charles J. Boulier, III
                                            ------------------------------------
                                            Charles J. Boulier, III
                                            Senior Executive Vice President, Treasurer and Chief Financial Officer

                                  CERTIFICATION
I, Robert T. Kenney, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of American Financial Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002          /s/ Robert T. Kenney
                                 -------------------------------
                                 Robert T. Kenney
                                 Chairman, President and Chief Executive Officer

                                  CERTIFICATION
I, Charles J. Boulier, III, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of American Financial Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                /s/ Charles J. Boulier, III
                                       -----------------------------------------
                                       Charles J. Boulier, III
                                       Senior Executive Vice President,
                                       Treasurer & Chief Financial Officer